Form 10-Q
period 2023-06-30
First Eagle Private Credit Fund
filed 2023-08-11
CIK 1890107

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01642

First Eagle Private Credit Fund

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-6975595
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Boylston Street, Suite 1200 Boston, MA	10167
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 698-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 9, 2023, the registrant had 2,056,000 common shares, $0.001 par value per share, outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements that constitute forward-looking statements with respect to future financial or business performance, strategies or expectations, anticipated share repurchases or lack thereof, our plans and expectations about future investments, amount and timing of distributions, if any, and the future liquidity of the Company. Forward-looking statements are typically identified by words or phrases such as “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “assume,” “position,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions.

Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and we assume no duty to and do not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

In addition to factors previously identified in the “Risk Factors” section of our Amendment No. 1 to our Registration Statement on Form 10 filed with the SEC on May 31, 2023, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

• our future operating results;

• changes in political, economic or industry conditions, the interest rate environment, inflationary concerns, financial and capital markets, and other external factors, including pandemic-related or other widespread health crises, inflation, supply chain disruptions and the conflict in Ukraine, which could result in changes in the value of our assets;

• our business prospects and the prospects of the companies in which we may invest;

• the impact of increased competition and the investments that we expect to make;

• our ability to raise sufficient capital to execute our investment strategy;

• the ability of our portfolio companies to achieve their objectives;

• our current and expected financing arrangements and investments;

• changes in the general interest rate environment;

• the decommissioning of the London InterBank Offered Rate and use of alternative reference rates, such as the Secured Overnight Financing Rate;

• the adequacy of our cash resources, financing sources and working capital;

• the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

• our contractual arrangements and relationships with third parties;

• actual and potential conflicts of interest with First Eagle, the Adviser, the Subadviser and their affiliates, and their investment teams;

• the dependence of our future success on the general economy and its effect on the industries in which we may invest;

• our use of financial leverage;

• our ability to make distributions;

• the ability of the Adviser and the Subadviser to locate suitable investments for us and to monitor and administer our investments;

• the ability of the Adviser, the Subadviser or their affiliates to attract and retain highly talented professionals;

• our ability to qualify and maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

• the impact on our business of the Dodd-Frank Act and the rules and regulations issued thereunder;

• the effect of changes to tax legislation and our tax position;

• the tax status of the enterprises in which we may invest;

• an economic downturn and the time period required for robust economic recovery therefrom, which will likely have a material impact on our portfolio companies’ results of operations and financial condition for its duration, which could lead to the loss of some or all of our investments in such portfolio companies and have a material adverse effect on our results of operations and financial condition;

• upon entry into an agreement with a lender, a contraction of available credit and/or an inability to access capital markets or additional sources of liquidity could have a material adverse effect on our results of operations and financial condition and impair our lending and investment activities;

• interest rate volatility could adversely affect our results, particularly given that we use leverage as part of our investment strategy;

• currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

• risks associated with possible disruption in our or our portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events or natural disasters, such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

First Eagle Private Credit Fund

Consolidated Statement of Assets and Liabilities

(unaudited)

June 30, 2023
(Unaudited)
ASSETS
Cash and cash equivalents	100,000
Total assets	$100,000

LIABILITIES
Organization costs payable	918,297
Due to affiliates	121,249
Trustees' fees payable	86,250
Accrued professional fees	56,000
Accrued expenses and other liabilities	76,385
Total liabilities	$1,258,181
Commitments and contingencies (Note 5)
NET ASSETS
Common shares, par value $0.001 (unlimited shares authorized, 4,000 shares issued and outstanding)	$4
Paid-in capital in excess of par value	99,996
Distributable earnings (accumulated losses)	(1,258,181)
Total net assets	$(1,158,181)
Net asset value per share	$(289.55)

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Operations

(unaudited)

For the Three Months Ended June 30, 2023
Expenses:
Organization costs	1,039,546
Trustees’ fees	86,250
Professional fees	56,000
Other general and administrative expenses	76,385
Total expenses	1,258,181

Net investment income (loss)	(1,258,181)

Net increase (decrease) in net assets resulting from operations	$(1,258,181)

Per share information - basic and diluted:
Net investment income (loss) per share (basic and diluted)	$(314.55)
Earnings per share (basic and diluted)	$(314.55)
Weighted average shares outstanding (basic and diluted)	4,000

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Changes in Net Assets

(unaudited)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, March 31, 2023	—	$—	$—	$—	$—
Operations:
Net investment income (loss)	—	—	—	(1,258,181)	(1,258,181)
Net increase (decrease) in net assets resulting from operations	—	—	—	(1,258,181)	(1,258,181)
Capital Share Transactions:
Issuance of shares	4,000	4	99,996	—	100,000
Net increase (decrease) for the period	4,000	4	99,996	(1,258,181)	(1,158,181)
Balance, June 30, 2023	4,000	$4	$99,996	$(1,258,181)	$(1,158,181)

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statements of Cash Flows

(unaudited)

For the Three Months Ended June 30, 2023
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$(1,258,181)
Increase (decrease) in operating liabilities:
Organization costs payable	918,297
Due to affiliates	121,249
Trustees' fees payable	86,250
Accrued professional fees	56,000
Accrued expenses and other liabilities	76,385
Net cash provided by (used in) operating activities	—
Cash flow from financing activities
Proceeds from issuance of shares	100,000
Net cash provided by (used in) financing activities	100,000
Net increase in cash and cash equivalents	100,000
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization

First Eagle Private Credit Fund (together with its subsidiaries, “the “Company”), is a Delaware statutory trust formed on October 20, 2021 to act as a non-diversified, closed-end management investment company. On May 31, 2023, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company expects to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), and expects to qualify as a RIC annually thereafter.

The Company is externally managed by First Eagle Investment Management, LLC (“FEIM” or the “Adviser”). The Adviser oversees the management of the Company’s activities and supervises the activities of First Eagle Alternative Credit, LLC (“FEAC” or the “Subadviser”, and together with the Adviser, the "Advisers"). FEAC, an alternative credit adviser that is a wholly-owned subsidiary of FEIM, serves as the Company’s investment subadviser and administrator.

The Company’s investment objectives are to generate returns in the form of current income and, to a lesser extent, long-term capital appreciation of investments. The Company seeks to meet its objectives by focusing on private credit investments to U.S. private companies through (i) directly originated first lien senior secured cash flow loans, (ii) directly originated asset-based loans, (iii) club deals (directly originated first lien senior secured cash flow loans in which the Company co-invests with a small number of third party private debt providers), (iv) second lien loans, and (v) broadly syndicated loans, 144A high yield bonds and other debt securities (the investments described in this sentence, collectively, “Private Credit”). Under normal circumstances, the Company will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans and other credit instruments that are issued in private offerings or issued by private U.S. or non-U.S. companies). To a lesser extent, the Company will also invest in broadly syndicated loans of publicly traded issuers, publicly traded high yield bonds and equity securities. The Company expects that investments in broadly syndicated loans and high yield bonds will generally be more liquid than other Private Credit assets and will be used to ramp up the portfolio upon receipt of subscriptions and may also be used for the purposes of maintaining liquidity for its share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.

The Company intends to offer and sell its common shares of beneficial interest, par value $0.001 per share (the "Common Shares") in a continuous private placement (the “Private Offering”) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder. The Company commenced its loan origination process and investment activities contemporaneously with the initial closing (excluding the initial seed capital investment made by the Adviser) (the “Initial Closing”) of the Private Offering. Prior to the Initial Closing, on April 28, 2023, the Adviser purchased 4,000 shares of the Company’s common shares of beneficial interest at $25.00 per share.

On April 28, 2023, our sole shareholder approved the adoption of a leverage threshold to permit the Company to issue multiple classes of indebtedness and one class of stock senior to the common shares if the Company’s asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance, pursuant to Section 61(a)(2) of the 1940 Act, and such election became effective the following day.

On June 1, 2023, the Company created a wholly-owned subsidiary, First Eagle Private Credit Fund SPV, LLC, for purposes of entering into a senior secured revolving credit facility.

As of June 30, 2023, the Company had not yet completed its Initial Drawdown (as defined below) and had no portfolio investments. The Company expects to commence its loan origination and investment activities with the Initial Drawdown. Refer to "Note 7. Subsequent Events" for additional details.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company is an investment company following the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Company’s first fiscal period will end on December 31, 2023.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included herein. The current period's results of operations are not necessarily indicative of the operating results to be expected for the period ending December 31, 2022.

The Company had no net assets as of December 31, 2022, made no investments as of June 30, 2023 and had no net increase (decrease) in net assets resulting from operations during the three months ended June 30, 2022. As a result, comparative consolidated statements of assets and liabilities, consolidated statements of operations, consolidated statements of changes in net assets and consolidated statements of cash flows are not presented.

As an emerging growth company, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Consolidation

As provided under ASC Topic 946, Financial Services – Investment Companies, the Company generally will not consolidate its investment in a company other than substantially owned investment company subsidiaries or a controlled operating company whose business consists of providing services to the Company.

Use of Estimates

The preparation of the Company's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates could differ from those estimates and such differences could be material.

Cash

Cash consists of demand deposits. Cash is carried at cost which approximates fair value. The Company's cash is held with a financial institution.

Organization and Offering Expenses

Organization and offering costs will only be borne by the Company if the Company completes its Initial Closing and issues shares to investors following its first capital call (the “Initial Drawdown”). The Company will be obligated to reimburse the Advisers for such advanced expenses or make payments directly for invoices not yet paid by the Advisers upon the commencement of operations subsequent to the Initial Drawdown ("Commencement of Operations").

Costs associated with the organization of the Company are expensed as incurred as the Commencement of Operations is probable as of June 30, 2023, although has not occurred as of June 30, 2023. These expenses consist primarily of legal fees and other costs of organizing the Company.

Costs associated with the offering of common shares of the Company will be capitalized as deferred offering costs upon Commencement of Operations, and amortized over a twelve-month period from the later of Commencement of Operations or the date of occurrence. As of June 30, 2023, the Company did not have any capitalized deferred offering expenses reflected on the Statement of Assets and Liabilities.

Refer to “Note 5. Commitments and Contingencies” and "Note 7. Subsequent Events" for additional details.

Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act. In addition, the Company intends to elect to be treated as a RIC under Subchapter M of the Code, and expects to qualify as a RIC annually thereafter. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the financial statement of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statement to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses, and (ii) its net tax-exempt interest income.

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed earnings unless the Company distributes in a timely manner in each calendar year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of its capital gain net income (both long-term and short-term, and adjusted for certain ordinary losses) for the one-year period generally ending October 31 of that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.

Note 3. Related Party Transactions

Investment Advisory Agreement

On March 29, 2023, the Company’s Board of Trustees (the "Board") unanimously approved an investment advisory agreement (the “Advisory Agreement”) and a subadvisory agreement (the “Subadvisory Agreement"), each of which became effective on March 30, 2023. Under the terms of the Advisory Agreement, the Company will pay the Adviser a fee for its services consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders. The subadvisory fee payable to FEAC will be paid by FEIM out of its investment advisory fee rather than paid separately by the Company. Base management fees and incentive fees will begin to accrue upon the Commencement of Operations.

Base Management Fee

The management fee will be calculated at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For services rendered under the Advisory Agreement, the management fee will be payable monthly in arrears. Management fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.

For these purposes, “net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Company has operations, net assets will be measured as the beginning net assets as of the Initial Closing.

Incentive Fees

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of income and a portion is based on a percentage of capital gains, each as described below:

(i)
Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns.

“Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement entered into between us and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

The Company will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);

•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). The Company refers to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up”. The “catch-up” is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•
12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are payable to the Adviser.
(ii)
Incentive Fee on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.

Fee Waiver

For the six months following the Commencement of Operations, the Advisers have agreed to waive all management fees (including incentive fees) and subadvisory fees payable to them under the Advisory Agreement and Subadvisory Agreement (the “Advisory Fee Waiver”). The Advisory Fee Waiver is not revocable during its term and amounts waived pursuant to the Advisory Fee Waiver will not be subject to any right of future recoupment in favor of FEIM and FEAC.

Administration Agreement

The Company has also entered into an Administration Agreement with FEAC (the “Administrator”). Under the Administration Agreement, the Administrator performs, or oversees the performance of, administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the U.S. Securities and Exchange Commission ("SEC"). In addition, the Administrator assists in determining and publishing the Company’s net asset value ("NAV"), oversees the preparation and filing of the Company’s tax returns, oversees the printing and dissemination of reports to the Company’s shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Administrator for its allocable portion of the costs and expenses incurred by the Administrator for overhead in performance by the Administrator of its duties under the Administration Agreement and the Subadvisory Agreement, including facilities, office equipment, technology costs and the Company’s allocable portion of cost of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs, which may include personnel at FEIM or FEAC, as well as any costs and expenses incurred by the Administrator relating to any administrative or operating services provided by the Administrator to the Company. The Company’s Board reviews the allocation methodologies with respect to such expenses. Under the Administration Agreement, non-investment professionals of the Administrator may provide, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that the Company’s Administrator outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Administrator. Administrative costs and expenses under the Administration Agreement will begin to accrue upon the Commencement of Operations.

Note 4. Share Repurchase Program

Beginning no later than the first full calendar quarter after the first anniversary of the Initial Closing, and at the discretion of the Board, the Company intends to commence a share repurchase program in which it intends to offer to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of its shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company's liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the 1940 Act. All Common Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares.

Under the Company’s share repurchase program, to the extent the Company offers to repurchase Common Shares in any particular quarter, the Company expects to repurchase Common Shares pursuant to quarterly tender offers (such date of the offer, the “Repurchase Date”) using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that Common Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

Note 5. Commitments and Contingencies

The Adviser and Subadviser have agreed to bear all of the Company’s expenses and costs, including organization and offering costs, through the Commencement of Operations. The Company will be obligated to reimburse the Adviser and Subadviser for such advanced expenses upon the Commencement of Operations. Total costs of $1,258,181, composed of $1,039,546 in organization costs, $86,250 in trustee's fees, $56,000 in professional fees and $76,385 in other general and administrative expenses, have been recognized in the Statement of Operations for the period ended June 30, 2023 as the expenses were determined to be probably and reasonably estimable as of June 30, 2023. Total costs incurred through June 30, 2023 for offering costs of $695,903, , which has not occurred as of June 30, 2023 and therefore is not reflected on the Statement of Assets and Liabilities as of June 30, 2023.

From time to time, the Company, or the Advisers, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of the Company's rights under contracts with its portfolio companies. Neither the Company, nor the Advisers, is currently subject to any material legal proceedings.

Note 6. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Common Shares. On April 28, 2023, the Adviser purchased 4,000 common shares of beneficial interest at $25.00 per share.

As of June 30, 2023, the Company has received capital commitments totaling $152,600,000, of which $152,600,000 remains unfunded.

Note 7. Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of June 30, 2023 except as discussed below.

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 2,052,000 Common Shares on July 10, 2023 for an aggregate offering price of $51,300,000. After the capital drawdown, the Company had $101,300,000 in unfunded commitments.

The Company commenced its loan origination and investment activities on July 10, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise specified, references to “we,” “us” and “our” refer to First Eagle Private Credit Fund and its consolidated subsidiaries; "FEIM" and "Adviser" refer to First Eagle Investment Management, LLC, our investment adviser; and "FEAC," "Subadviser," and "Administrator" refer to First Eagle Alternative Credit, LLC, our investment sub-adviser (and, together with the Adviser, the "Advisers") and administrator.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

Overview

First Eagle Private Credit Fund (together with its subsidiaries, the “Company”), is a Delaware statutory trust formed on October 20, 2021 to act as a non-diversified, closed-end management investment company. On May 31, 2023, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company expects to elect to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended, and expects to qualify as a RIC annually thereafter.

The Company is externally managed by the Adviser. The Adviser oversees the management of the Company’s activities and supervises the activities of the Subadviser. FEAC, an alternative credit adviser that is a wholly-owned subsidiary of FEIM, serves as the Company’s investment subadviser and administrator.

The Company’s investment objectives are to generate returns in the form of current income and, to a lesser extent, long-term capital appreciation of investments. The Company seeks to meet its objectives by focusing on private credit investments to U.S. private companies through (i) directly originated first lien senior secured cash flow loans, (ii) directly originated asset-based loans, (iii) club deals (directly originated first lien senior secured cash flow loans in which the Company co-invests with a small number of third party private debt providers), (iv) second lien loans, and (v) broadly syndicated loans, 144A high yield bonds and other debt securities (the investments described in this sentence, collectively, “Private Credit”). Under normal circumstances, the Company will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans and other credit instruments that are issued in private offerings or issued by private U.S. or non-U.S. companies). To a lesser extent, the Company will also invest in broadly syndicated loans of publicly traded issuers, publicly traded high yield bonds and equity securities. The Company expects that investments in broadly syndicated loans and high yield bonds will generally be more liquid than other Private Credit assets and will be used to ramp up the portfolio upon receipt of subscriptions and may also be used for the purposes of maintaining liquidity for its share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.

The Company intends to offer and sell its common shares of beneficial interest, par value $0.001 per share (the "Common Shares") in a continuous private placement (the “Private Offering”) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the Securities Act"), and Regulation D promulgated thereunder. The Company commenced its loan origination process and investment activities contemporaneously with the initial closing (excluding the initial seed capital investment made by the Adviser) (the “Initial Closing”) of the Private Offering.

Key Components of Our Results of Operations

Revenues

We plan to generate revenue primarily in the form of interest income from the debt investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sale of investments and various loan origination and other fees. We expect most of our debt investments will be floating rate in nature. Interest on debt investments is generally payable quarterly or semiannually. Some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt investments and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of prepayment and other fees in connection with transactions. Loan origination fees, original issue discount and market discount or premium will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on debt investments as interest income when earned. Dividend income on equity investments will be recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. In addition, we may generate revenue in the form of commitment, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance to our portfolio companies, and consulting fees.

Expenses

Except as specifically provided below, all investment professionals and staff of the Advisers, when and to the extent engaged in providing investment advisory services to the Company, and the base compensation, bonuses and benefits of such personnel and the routine overhead expenses (including rent, office equipment and utilities) allocable to such services, will be provided and paid for by the Advisers. The Company will bear all other costs and expenses of the Company’s operations, administration and transactions, including, but not limited to:

1. investment advisory fees, including the base management fee and incentive fee, to the Adviser, both as defined in, and pursuant to, the Advisory Agreement;

2. the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement;and;

3. all other expenses of the Company’s operations, administration and transactions:

(i)	organization and offering expenses associated with any offering of Common Shares and any future issuance of preferred shares;

(ii)

all taxes, fees, costs, and expenses, retainers and/or other payments of accountants, legal counsel, advisors , administrators, auditors, investment bankers, administrative agents, paying agents, depositories, custodians, trustees, sub-custodians, transfer agents, dividend agents, consultants, engineers, senior advisors, industry experts, operating partners, deal sourcers, and other professionals and service providers as deemed appropriate by the Administrator, with the oversight of the Board;

(iii)	the cost of calculating the Company’s NAV, including the cost of any third-party valuation services;

(iv)	the cost of effecting any sales and repurchases of the Common Shares and other Company securities;

(v)	fees and expenses payable under any intermediary manager and selected intermediary agreements, if any;

(vi)	interest and fees and expenses arising out of all borrowings, guarantees and other financings or derivative and hedging transactions made or entered into by the Company;

(vii)	all fees, costs and expenses of any loan servicers, loan agents, and other service providers and of any custodians, lenders, investment banks and other financing sources;

(viii)	costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes;

(ix)

expenses, including travel, entertainment, lodging and meal expenses, incurred by the Advisers, or members of their investment team, or payable to third parties, in identifying, sourcing, evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies;

(x)	expenses or an appropriate portion thereof of employees of the Advisers to the extent such expenses relate to attendance at meetings of the Board or any committees thereof;

(xi)	all fees, costs and expenses, if any, incurred by or on behalf of the Company in developing, negotiating and structuring prospective or potential investments that are not ultimately made;

(xii)	the allocated costs incurred by the Advisers and the Administrator in providing managerial assistance to those portfolio companies that request it;

(xiii)

all brokerage costs, hedging costs, prime brokerage fees, custodial expenses, loan servicers, agent bank and other bank service fees; private placement fees and expenses, commissions, appraisal fees, commitment fees and underwriting costs;

(xiv)

investment costs, including all fees, costs and expenses incurred in sourcing, evaluating, developing, negotiating, structuring, trading, settling, monitoring and holding prospective or actual investments or investment strategies;

(xv)	fees and expenses associated with marketing efforts;

(xvi)	federal and state registration fees, franchise fees, any stock exchange listing fees and fees payable to rating agencies;

(xvii)

fees and expenses, including reasonable travel, entertainment, lodging and meal expenses, and any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the Trustees who are not "interested persons" of the Company or the Advisor as defined in the 1940 Act;

(xviii)

costs of preparing financial statements and maintaining books and records, costs of Sarbanes-Oxley Act of 2002 compliance and attestation and costs of preparing and filing reports or other documents with the SEC, FINRA, CFTC and other regulatory bodies and other reporting and compliance costs;

(xix)

all fees, costs and expenses associated with the preparation and issuance of the Company’s periodic reports and related statements, publishing and reporting-related expenses in respect of the Company and its activities;

(xx)	the costs of preparing and filing any registration statements, reports, prospectuses, proxy statements, other documents required by the SEC or other notices to shareholders;

(xxi)	proxy voting expenses;

(xxii)	costs of registration rights granted to certain investors;

(xxiii)

any taxes and/or tax-related interest, fees or other governmental charges levied against the Company and all expenses incurred in connection with any tax audit, investigation, litigation, settlement or review of the Company and the amount of any judgments, fines, remediation or settlements paid in connection therewith;

(xxiv)

all fees, costs and expenses of any litigation, arbitration or audit involving the Company, any of its vehicles or its portfolio companies and the amount of any judgments, assessments fines, remediations or settlements paid in connection therewith; trustees and officers liability or other insurance and indemnification or extraordinary expense or liability relating to the affairs of the Company;

(xxv)

all fees, costs and expenses associated with the Company’s information, obtaining and maintaining technology, hardware/software, data-acquisition and related communication costs, market and portfolio company data and research such as financial spreading and dues and expenses incurred in connection with membership in industry or trade organizations;

(xxvi)

the costs of specialty and custom software for monitoring risk, compliance and the overall portfolio, including any development costs incurred prior to the filing of the Company’s election to be treated as a BDC;

(xxvii)	costs associated with individual or group shareholders;

(xxviii)	fidelity bond, trustees and officers errors and omissions liability insurance and other insurance premiums;

(xxix)	direct costs and expenses of administration;

(xxx)	all fees, costs and expenses of winding up and liquidating the Company’s assets;

(xxxi)	all fees, costs and expenses related to compliance-related matters and regulatory filings; notices or disclosures related to the Company’s activities;

(xxxii)	costs and expenses (including travel) in connection with the diligence and oversight of the Company’s service providers;

(xxxiii)

costs and expenses, including travel, meals, accommodations, entertainment and other similar expenses, incurred by the Advisers or their affiliates for meetings with existing investors and any intermediaries, registered investment advisors, financial and other advisors representing such existing investors;

(xxxiv)

all other expenses incurred by the Administrator in connection with administering the Company’s business; provided however, that in the event the Company adopts a distribution and/or shareholder servicing plan adopted pursuant to Rule 12b-1 under the 1940 Act (the “Distribution and/or Shareholder Servicing Plan”), any payments made by the Company for activities primarily intended to result in the sale of Common Shares will be paid pursuant to the Distribution and/or Shareholder Servicing Plan.

From time to time, the Advisers, the Administrator or their affiliates may pay third-party providers of goods or services. The Company will reimburse the Advisers, the Administrator or such affiliates thereof for any such amounts paid on the Company’s behalf. From time to time, the Advisers or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by the Company’s shareholders.

Costs and expenses of the Administrator and the Advisers that are eligible for reimbursement by the Company will be reasonably allocated to the Company on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator.

Hedging

The Company may, but is not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but the Company does not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to the Company’s business or results of operations. Hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. The Company will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy the Company employs will be successful.

The Company intends to qualify as a “limited derivatives user” under SEC Rule 18f-4 under the 1940 Act, which will require the Company to limit its derivatives exposure to 10% of its net assets at any time, excluding certain currency and interest rate hedging transactions.

Portfolio and Investment Activity

As of June 30, 2023, the Company had not yet completed its Initial Drawdown and had no portfolio investments.

Results of Operations

Investment Income

As of June 30, 2023, the Company had not yet completed its Initial Drawdown, had no portfolio investments and did not earn any investment income during the three months ended June 30, 2023.

Operating Expenses

The composition of our operating expenses was as follows:

For the Three Months Ended June 30, 2023
Operating Expenses
Organization costs	$1,039,546
Other Expenses	218,635
Total operating expenses	$1,258,181

Net Investment Income

Net investment loss was ($1,258,181), or ($314.55) per Common Share based on a weighted average of 4,000 common shares outstanding for the three months ended June 30, 2023.

Net Realized and Unrealized Gains and Losses Investments

As of June 30, 2023, the Company had not yet completed its Initial Drawdown, had no portfolio investments and had no realized or unrealized gains and losses on investments during the three months ended June 30, 2023.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase (decrease) in net assets resulting from operations totaled ($1,258,181), or ($314.55) per common share based on a weighted average of 4,000 shares outstanding for the three months ended June 30, 2023.

Financial Condition, Liquidity and Capital Resources

We expect that our liquidity and capital resources will be derived primarily from proceeds from equity issuances, advances from credit facilities, debt issuances and cash flows from operations. We intend to use the net proceeds from the offering to (1) make investments in accordance with our investment strategy and policies, (2) fund repurchases under our share repurchase program, (3) fund payments of our cash distributions to our shareholders and (4) for general corporate purposes.

We intend to continue to generate cash primarily from the net proceeds of any offering of our Common Shares, from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments, and from borrowings from banks or other lenders.

We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary and market terms; however, such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities.

As of June 30, 2023, the Company had not yet completed its Initial Drawdown and had no outstanding senior securities.

Equity

As of June 30, 2023, the Company issued and sold 4,000 shares.

Debt

As of June 30, 2023, the Company had not commenced operations and had no outstanding borrowings.

Related Party Transactions

Refer to Note 3 - "Related Party Transactions" in the Notes to the Consolidated Financial Statements.

Critical Accounting Policies

Revenue Recognition

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums, if any.

The Company capitalized and amortized upfront loan origination fees received in connection with the closing of investments. The unearned income from such fees is accreted into interest income over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, and prepayment premiums, unamortized upfront loan origination fees, and unamortized discounts are recorded as interest income.

The Company will recognize any earned exit or back-end fees into income when it believes the amounts will ultimately become collectible by using either the beneficial interest model or other appropriate income recognition frameworks.

The Company may have investments in its portfolio which contain a contractual paid-in-kind, or PIK, interest provision. PIK interest is computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment, and is recorded as income. The Company will cease accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect amounts to be collectible and will generally only begin to recognize PIK income again when all principal and interest have been paid or upon the restructuring of the investment where the interest is deemed collectible.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from a limited liability company or limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital.

The Company may also generate revenue in the form of structuring, arranger or due diligence fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees.

Valuation of Portfolio Investments

The Board recognizes that proper valuation of the Company’s assets is critical to the operations of the Company. Accordingly, the Board approved portfolio pricing procedures in light of the requirements of Section 2(a)(41) of the 1940 Act, Rule 2a-5 thereunder and positions of the SEC. The Board retains ultimate responsibility for oversight of the Company’s valuation process. Notwithstanding the Board’s obligations under Section 2(a)(41) and Rule 2a-5, the Board designated FEIM as the “valuation designee” as that term is defined in Rule 2a-5. As the valuation designee, the Board designated FEIM to perform fair value determinations of the Company’s assets by implementing valuation policies and procedures approved by the Board, subject to the oversight of the Board and the Audit Committee, and in compliance with the requirements of Rule 2a-5. In calculating the value of our total assets, investments for which market quotations are readily available are valued using market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers. Debt and equity securities for which market quotations are not readily available or are determined to be unreliable are valued at fair value as determined in good faith by

FEIM. Because we expect that there will not be a readily available market value for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by FEIM with a documented valuation policy that is in accordance with GAAP and that has been reviewed and approved by our Board. FEIM will provide the Board and the Audit Committee with periodic reports, no less than quarterly, that discuss the functioning of the valuation process, if applicable to that period, and that identify issues and valuation problems that have arisen, if any. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

1.

the Company’s valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for managing portfolio investments; concurrently therewith, on at least an annual basis, independent valuation firms are used to conduct independent appraisals of all investments for which market quotations are either not readily available or are determined to be unreliable unless the amount of an investment is immaterial;

2.

the preliminary valuation recommendation of the investment professionals and the applicable input of the independent valuation firms (the “Preliminary Valuation Data”) are then documented and reviewed with FEAC’s pricing professionals;

3.	the Preliminary Valuation Data are then discussed with, and approved by, the pricing committee of FEAC;

4.	FEIM’s valuation committee independently discusses the Preliminary Valuation Data and determines the fair value of each investment in good faith based on the Preliminary Valuation Data; and

5.	on a quarterly basis, a designee of FEIM’s valuation committee discusses the fair value determinations of each investment with the Audit Committee.

When we determine our NAV as of the last day of a month that is not also the last day of a calendar quarter, we intend to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, FEIM’s valuation team will generally value such assets at the most recent quarterly valuation unless FEAC determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If FEAC determines such a change has occurred with respect to one or more investments, the relevant portfolio management team shall determine whether to recommend a change to the FEIM valuation committee and whether the applicable pricing professional will determine whether to engage an independent valuation firm for assistance. FEIM will then discuss and determine the fair value of such investment(s) in the Company’s portfolio in good faith based on the input of any applicable respective independent valuation firms.

The types of factors that FEIM may take into account in fair value pricing the Company’s investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. FEIM generally utilizes an income approach to value its cash flow debt investments and a combination of income and/or market approaches to value its equity investments.

With respect to unquoted cash-flow debt instruments, FEIM values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors, which valuation is then approved by FEIM.

For asset-based loans, FEIM generally determines the fair value using liquidation approach that analyzes the underlying collateral of the loan, as set forth in the associated loan agreements and the borrowing base certificates. Liquidation valuations may be determined using a net orderly liquidation value, a forced liquidation value, or other methodology. Such liquidation values may be further reduced by certain reserves that may reduce the value of the collateral available to support the outstanding debt in a wind down scenario (the net realized value of the collateral).

For debt investments, FEIM generally determines the fair value primarily using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investment. FEIM’s estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The enterprise value, a market approach, is used to determine the value of equity and debt investments that are credit impaired, close to maturity or where the Company also holds a controlling equity interest. The method for determining enterprise value uses a multiple analysis, whereby appropriate multiples are applied to the portfolio company’s revenues or net income before net interest expense, income tax expense, depreciation and amortization, or EBITDA.

For equity investments, an income and/or market approach is generally used to value equity investments for which there is no established public or private market. The market approach values an investment by examining observable market values for similar investments. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of these factors may include current market trading and/or transaction multiples, the company’s relative financial performance relative to public and private peer companies and leverage levels.

Investments at Fair Value

In circumstances in which NAV per share of an investment is determinative of fair value, FEIM estimates the fair value of an investment in an investment company using the NAV per share of the investment (or its equivalent) without further adjustment if the NAV per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date.

In accordance with the authoritative guidance on fair value measurements and disclosures under GAAP, we disclose the fair value of our investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:

•	Level l—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2—Quoted prices in markets that are not considered to be active or financial instruments for which significant inputs are observable, either directly or indirectly;

•	Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by management.

FEIM considers whether the volume and level of activity for the asset or liability have significantly decreased and identify transactions that are not orderly in determining fair value. Accordingly, if FEIM determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. Valuation techniques such as an income approach might be appropriate to supplement or replace a market approach in those circumstances.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amounts paid on the interest rate derivative. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values or value of the interest rate derivative during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

U.S. Federal Income Taxes, Including Excise Tax

The Company intends to elect to be treated as a RIC under Subchapter M of the Code, and intends to operate in a manner so as to continue to qualify each year as a RIC under the Code. So long as the Company maintains its tax treatment as a RIC, it will not be subject to corporate-level federal income tax on the portion of its ordinary income and capital gains distributed to shareholders as dividends.

In order to qualify for favorable tax treatment as a RIC, the Company is required to, among other things, distribute annually to its shareholders at least 90% of the sum of (i) its investment company taxable income, as defined by the Code but determined without regard to the deduction for dividends paid, and (ii) its net tax-exempt interest income. To prevent the imposition of a nondeductible 4% U.S. federal excise tax on undistributed earnings, the Company is required to distribute in each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for that calendar year, (ii) 98.2% of its capital gain net income (both long-term and short-term, and adjusted for certain ordinary losses) for the one-year period generally ending October 31 of that calendar year and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax. The

Company may choose not to distribute all of its taxable income for the calendar year and pay the nondeductible 4% excise tax on this undistributed income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to shareholders. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate.

Recent Developments

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 2,052,000 Common Shares on July 10, 2023 for an aggregate offering price of $51,300,000. After the capital drawdown, the Company had $101,300,000 in unfunded commitments.

The Company commenced its loan origination and investment activities on July 10, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk, interest rate risk, and currency risk.

Valuation Risk

We plan to invest in directly originated debt and equity securities of middle market companies. Because we expect that there will not be a readily available market value for many of the investments in our portfolio, we expect ro value many of our portfolio investments at fair value as determined in good faith by FEIM, the Board's "valuation designee" for the purpose of Rule 2a-5 under the 1940 Act, with a documented valuation policy that is in accordance with GAAP and that has been reviewed and approved by our Board. FEIM will provide the Board and the Audit Committee with periodic reports, no less than quarterly, that discuss the functioning of the valuation process, if applicable to that period, and that identify issues and valuation problems that have arisen, if any. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Interest Rate Risk

We expect that our portfolio will primarily consist of fixed and floating rate investments. Market prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. Market prices for debt that pays a fixed rate of return tend to decline as interest rates rise. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term, fixed-rate securities. Market prices for floating rate investments may also fluctuate in rising rate environments with prices tending to decline when credit spreads widen. A decline in the prices of the debt we own could adversely affect our net assets resulting from operations and the market price of our common stock.

Inflation Risk

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain disruptions, a rise in energy prices, strong consumer demand as economies continue to reopen and other factors, inflation has accelerated in the U.S. and globally. We expect that certain of our portfolio companies will be in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. As such, we believe inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures and supply chain issues could affect our portfolio companies’ profit margins. In addition, the inflation-adjusted value of the principal on our loan investments could decrease.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies.

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors in our registration statement on Form 10 filed with the SEC, as amended. As of June 30, 2023, there have been no material changes from the risk factors set forth in Item 1A. Risk Factors in our registration statement on Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In conjunction with our formation, we issued and sold 4,000 Common Shares at $25.00 per share. These Common Shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder.

The Company intends to offer and sell its Common Shares in a continuous private placement in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. On April 28, 2023, the Adviser purchased 4,000 shares of the Company’s common shares of beneficial interest at $25.00 per share.

At the discretion of the Board, the Company has implemented a share repurchase program in which it intends to offer to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of its shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on its liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934 and the 1940 Act. All Common Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares.

During the quarter ended June 30, 2023, there were no repurchases of Common Shares under the Company’s share repurchase program.

As of June 30, 2023, the Company had received capital commitments totaling $152,600,000. On June 28, 2023, the Company provided the investors with a capital drawdown notice relating to the sale of 2,052,000 of the Company's Common Shares on July 10, 2023 with an aggregate offering price of $51,300,000.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the period ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each such term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.14

Exhibit Number	Description
3.1*	Second Amended and Restated Agreement and Declaration of Trust
3.2	Bylaws(1)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1) Previously filed in connection with the Registrant's Registration Statement on Form 10 (Securities Act File No. 000-56535) on

April 3,2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Eagle Private Credit Fund

Date: August 10, 2023	By:	/s/ Christopher J. Flynn
Christopher J. Flynn
Chief Executive Officer

Date: August 10, 2023	By:	/s/ Jennifer M. Wilson
Jennifer M. Wilson
Chief Financial Officer and Treasurer