Form 10-Q
period 2023-09-30
First Eagle Private Credit Fund
filed 2023-11-14
CIK 1890107

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01642

First Eagle Private Credit Fund

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-6975595
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1345 Avenue of the Americas New York, NY	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 698-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2023, the registrant had 10,366,798 common shares, $0.001 par value per share, outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "will," "may," "continue," "believes," "seeks," "estimates," "would," "could," "should," targets," "projects," and variations of these words and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements include these words.

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. In addition to factors previously identified in the “Risk Factors” section of our Amendment No. 1 to our Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission ("SEC") on May 31, 2023, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

• our, or our portfolio companies', future business, operations, operating results or prospects;

• changes in political, economic or industry conditions, the interest rate environment, inflationary concerns, financial and capital markets, and other external factors, including pandemic-related or other widespread health crises, inflation, supply chain disruptions, instability in the banking system, and the conflict in Ukraine, which could result in changes in the value of our assets;

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

• the decommissioning of the London InterBank Offered Rate and use of alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR");

• the adequacy of our cash resources, financing sources and working capital;

• the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

• our contractual arrangements and relationships with third parties;

• actual and potential conflicts of interest with First Eagle Holdings, Inc. and its subsidiaries and affiliated entities (collectively, "First Eagle"), First Eagle Investment Management, LLC (the "Adviser"), First Eagle Alternative Credit, LLC (the "Subadviser", and together with the Adviser, the "Advisers") and their affiliates, and their investment teams;

• the dependence of our future success on the general economy and its effect on the industries in which we may invest;

• our use of financial leverage;

• the timing, form, amount, or our ability to make distributions;

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

• the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, and the rules and regulations issued thereunder;

• the impact of changes in laws or regulations (including the interpretation thereof), including tax laws, governing our operations or the operations of our portfolio companies or the operations of our competitors;

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

• risks associated with possible disruption in our or our portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events or natural disasters, such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics;

• the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and

• the risks, uncertainties and other factors we identify in Item 1A. Risk Factors in our registration statement on Form 10 filed with the SEC, as amended, and in our other filings with the SEC that we make from time to time.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled "Risk Factors" of Amendment No. 1 to our Registration Statement on Form 10 filed with the SEC on May 31, 2023. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this prospectus or any prospectus supplement or other information incorporated herein by reference, as applicable. Moreover, we assume no duty and do not undertake to update the forward-looking statements and projections contained in this Quarterly Report, except as required by applicable law.

Because we are an investment company, the forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

First Eagle Private Credit Fund

Consolidated Statement of Assets and Liabilities

(in thousands, except share and per share amounts)

September 30, 2023
(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost of: $5,951)	$5,955
Cash and cash equivalents	42,401
Interest and dividends receivable	256
Deferred financing costs	2,603
Deferred offering costs	696
Prepaid expenses and other assets	44
Total assets	$51,955

LIABILITIES
Offering costs payable	166
Financing costs payable	1,313
Accrued professional fees	321
Accrued administration expense	220
Accrued expenses and other liabilities	241
Total liabilities	$2,261
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.001 (unlimited shares authorized, 2,056,000 shares issued and outstanding)	2
Paid-in capital in excess of par value	51,398
Distributable earnings (accumulated losses)	(1,706)
Total net assets	$49,694
Net asset value per share	$24.17

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended September 30, 2023	For the Six Months Ended September 30, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$65	$65
Dividend income	563	563
Other income	3	3
Total investment income	631	631
Expenses:
Interest expense	88	88
Administration expense	220	220
Base management fees	105	105
Organization costs	116	1,156
Amortization of continuous offering costs	198	198
Trustees’ fees	91	177
Professional fees	259	321
Other general and administrative expenses	112	182
Total expenses	1,189	2,447
Management fees waiver	(105)	(105)
Net expenses	1,084	2,342

Net investment income (loss)	(453)	(1,711)

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	—	—
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	5	5
Net change in unrealized appreciation (depreciation)	5	5
Net realized and unrealized gain (loss)	5	5
Net increase (decrease) in net assets resulting from operations	$(448)	$(1,706)

Per share information - basic and diluted:
Net investment income (loss) per share (basic and diluted)	$(0.24)	$(1.56)
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$(0.24)	$(1.56)
Distributions declared per share	$—	$—
Weighted average shares outstanding (basic and diluted)	1,855,261	1,095,769

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, March 31, 2023	—	$—	$—	$—	$—
Operations:
Net investment income (loss)	—	—	—	(1,258)	(1,258)
Net increase (decrease) in net assets resulting from operations	—	—	—	(1,258)	(1,258)
Capital Share Transactions:
Issuance of shares	4,000	—	100	—	100
Net increase (decrease) for the period	4,000	—	100	(1,258)	(1,158)
Balance, June 30, 2023	4,000	$—	$100	$(1,258)	$(1,158)
Operations:
Net investment income (loss)	—	—	—	(453)	(453)
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	5	5
Net increase (decrease) in net assets resulting from operations	—	—	—	(448)	(448)
Capital Share Transactions:
Issuance of shares	2,052,000	2	51,298	—	51,300
Net increase (decrease) for the period	2,052,000	2	51,298	(448)	50,852
Balance, September 30, 2023	2,056,000	$2	$51,398	$(1,706)	$49,694

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Cash Flows (unaudited)

(in thousands, except shares)

For the Six Months Ended September 30, 2023
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$(1,706)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount and amortization of premium	(2)
Proceeds from sale of investments and principal repayments	14
Purchases of investments	(5,962)
Net change in unrealized (appreciation) depreciation on investments	(5)
Amortization of deferred financing costs	22
Amortization of continuous offering costs	198
Changes in operating assets and liabilities:
Interest receivable	(256)
Prepaid expenses and other assets	(44)
Accrued administration expense	220
Accrued professional fees	321
Accrued expenses and other liabilities	241
Net cash provided by (used in) operating activities	(6,959)
Cash flow from financing activities
Proceeds from issuance of shares	51,400
Deferred financing costs paid	(1,312)
Deferred offering costs paid	(728)
Net cash provided by (used in) financing activities	49,360
Net increase in cash and cash equivalents	42,401
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$42,401
Supplemental disclosure of cash flow information and non-cash financing activities
Interest paid during the period	$—
Accrued but unpaid debt financing costs	$1,313
Accrued but unpaid offering costs	$166

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Schedule of Investments (unaudited)

September 30, 2023

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (5)	Acquisition Date	Maturity Date	Principal (6)	Amortized Cost (7)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Diversified Consumer Services
LaserAway	(8)	West	S + 5.75%	0.75%	11.32%	9/22/2023	10/14/2027	1,526	$1,507	$1,526	3.07%

Health Care Providers & Services
Elevate HD Parent, Inc.	(8)	Midwest	S + 6.00%	None	11.48%	8/18/2023	8/20/2029	1,000	982	981	1.97
Elevate HD Parent, Inc. (Delayed Draw)	(8)(9)(11)	Midwest	S + 6.00%	None	n/a	8/18/2023	2/18/2024	—	(1)	(3)	(0.01)
Elevate HD Parent, Inc. (Delayed Draw)	(8)(9)(11)	Midwest	S + 6.00%	None	n/a	8/18/2023	2/18/2025	—	(3)	(10)	(0.02)
Elevate HD Parent, Inc. (Revolver)	(8)(9)(10)	Midwest	S + 6.00%	None	n/a	8/18/2023	8/20/2029	—	(4)	(4)	(0.01)
Houseworks Holdings	(8)	Northeast	S + 6.50%	None	12.06%	9/1/2023	12/15/2028	705	684	684	1.38
Houseworks Holdings (Delayed Draw)	(8)(9)(11)	Northeast	S + 6.50%	None	n/a	9/1/2023	12/15/2028	—	(11)	(15)	(0.03)
Houseworks Holdings (Revolver)	(8)(9)(10)	Northeast	S + 6.50%	None	n/a	9/1/2023	12/15/2028	—	(5)	(5)	(0.01)
									1,642	1,628	3.27
Household Durables
Air Conditioning Specialist, Inc.	(8)	Southeast	S + 7.00%	None	12.51%	8/16/2023	11/9/2026	545	537	537	1.08
Air Conditioning Specialist, Inc. (Revolver)	(8)(9)(10)	Southeast	S + 7.00%	None	12.51%	8/16/2023	11/9/2026	30	30	30	0.06
									567	567	1.14

IT Services
Acumera, Inc.	(8)	Southwest	S + 7.50%	1.00%	12.99%	9/29/2023	6/7/2028	975	960	960	1.93
Acumera, Inc. (Revolver)	(8)(9)(10)	Southwest	S + 7.50%	1.00%	n/a	9/29/2023	6/7/2028	—	(1)	(1)	(0.00)
									959	959	1.93
Textiles, Apparel, & Luxury Goods
TR Apparel, LLC	(8)	Northeast	S + 8.00%	2.00%	13.33%	8/9/2023	6/20/2027	1,304	1,276	1,275	2.57

Total First Lien Debt									$5,951	$5,955	11.98%

Warrant
IT Services
Acumera, Inc.	(8)	Southwest						1	—	—	—

Total Investments - non-controlled/non-affiliated									$5,951	$5,955	11.98%
(1)
Security may be an obligation of one or more entities affiliated with the named portfolio company.
(2)
All debt investments are income producing unless otherwise noted. All equity and warrant investments are non-income producing unless otherwise noted.
(3)
All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(4)
As of September 30, 2023, no investments were pledged as collateral under the Company's Credit Facility (refer to Note 6).
(5)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR") (denoted as "S") which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2023. For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at September 30, 2023. Variable rate loans typically include an interest reference rate floor feature, which the Company has indicated if applicable.
(6)
Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares/shares owned.
(7)
The cost represents the original cost adjusted for the amortization of discount and premium, as applicable, and inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities.
(8)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the valuation designee under the oversight of the Board of Trustees (refer to Note 2 and Note 4), pursuant to the Company’s valuation policy.
(9)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost.
(10)
Portfolio company pays 0.5% unfunded commitment fee on revolving loan facility.
(11)
Portfolio company pays 1.0% unfunded commitment fee on delayed draw term loan.

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except share/per share data, percentages and as otherwise noted)

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

The Company is externally managed by First Eagle Investment Management, LLC (“FEIM” or the “Adviser”). The Adviser oversees the management of the Company’s activities and supervises the activities of First Eagle Alternative Credit, LLC (“FEAC” or the “Subadviser”, and together with the Adviser, the "Advisers"). FEAC, an alternative credit adviser that is a wholly-owned subsidiary of FEIM, serves as the Company’s investment subadviser and administrator (the "Administrator").

The Company has two wholly owned subsidiaries - First Eagle Private Credit Fund SPV, LLC, which is a financing subsidiary of the Company, and FEPC Fund Servicer, LLC, which is the servicer of the Company's Credit Facility.

The Company’s investment objectives are to generate returns in the form of current income and, to a lesser extent, long-term capital appreciation of investments. Under normal circumstances, the Company expects that the majority of its total assets will be in private credit investments to U.S. private companies through (i) directly originated first lien senior secured cash flow loans, (ii) directly originated asset-based loans, (iii) club deals (directly originated first lien senior secured or asset-based loans in which the Company co-invests with a small number of third party private debt providers), (iv) second lien loans, and (v) broadly syndicated loans, Rule 144A high yield bonds and other debt securities (the investments described in this sentence, collectively, “Private Credit”). Under normal circumstances, the Company will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans and other credit instruments that are issued in private offerings or issued by private U.S. or non-U.S. companies). To a lesser extent, the Company will also invest in broadly syndicated loans of publicly traded issuers, publicly traded high yield bonds and equity securities. The Company expects that investments in broadly syndicated loans and high yield bonds will generally be more liquid than other Private Credit assets and will likely be used to initially deploy capital upon receipt of subscriptions and may also be used for the purposes of maintaining and managing liquidity for its share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.

The Company is offering and selling its common shares of beneficial interest, par value $0.001 per share (the "Common Shares") in a continuous private placement (the “Private Offering”) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder. The Company commenced its loan origination process and investment activities contemporaneously with the initial closing (excluding the initial seed capital investment made by the Adviser) (the “Initial Closing”) of the Private Offering and commenced operations following its first capital call on July 10, 2023 ("Commencement of Operations"). Prior to the Initial Closing, on April 28, 2023, the Adviser purchased 4,000 Common Shares at $25.00 per share.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company is an investment company following the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Company’s first fiscal period will end on December 31, 2023.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included herein. The current period's results of operations are not necessarily indicative of the operating results to be expected for the period ending December 31, 2023.

The Company had no net assets as of December 31, 2022. As a result, comparative consolidated statements of assets and liabilities, consolidated statements of operations, consolidated statements of changes in net assets and consolidated statements of cash flows are not presented.

As an emerging growth company, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Consolidation

As provided under ASC Topic 946, Financial Services—Investment Companies, the Company generally will not consolidate its investment in a company other than substantially owned investment company subsidiaries or a controlled operating company whose business consists of providing services to the Company.

Use of Estimates

The preparation of the Company's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and such differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company's cash and cash equivalents are held with a financial institution and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

Investments

Investment transactions are recorded on a trade date basis.

Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries, and is recorded within net realized gain (loss) on the Consolidated Statement of Operations.

The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period, and is recorded within net unrealized appreciation (depreciation) on the Consolidated Statement of Operations.

Fair Value of Financial Instruments

The Company applies fair value to its portfolio investments in accordance with ASC Topic 820—Fair Value Measurements and Disclosures ("ASC Topic 820"). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 also requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. Refer to Note 4—"Fair Value Measurements" for further discussion regarding fair value measurements and hierarchy.

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Discounts from and premiums to par value on debt investments, loan origination fees and upfront fees received that are deemed to be an adjustment to yield are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

The Company will recognize any earned exit or back-end fees into income when it believes the amounts will ultimately become collected by using either the beneficial interest model or other appropriate income recognition frameworks.

The Company had $65 of interest income during the three and six months ended September 30, 2023.

PIK Income

The Company may have investments in its portfolio which contain a contractual paid-in-kind ("PIK"), interest provision. PIK interest is computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment, and is recorded as income. The Company will cease accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect amounts to be collectible and will generally only begin to recognize PIK income again when all principal and interest have been paid or upon the restructuring of the investment where the interest is deemed collectible. To maintain the Company's status as a RIC, PIK interest income, which is considered investment company taxable income, may be required to be paid out to shareholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash. The Company did not have any PIK investments during the three and six months ended September 30, 2023.

Dividend Income

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from a limited liability company or limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company had $563 of dividend income during the three and six months ended September 30, 2023.

Other Income

The Company may also generate revenue in the form of structuring, arranger or due diligence fees, amendment or consent fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees. Such fees are recognized as income when earned or the services are rendered. The Company had $3 of other income during the three and six months ended September 30, 2023.

Non-Accrual

Loans are placed on non-accrual status when there is reasonable doubt whether principal or interest payments will be collected in full. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. Additionally, any original issue discount ("OID") and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management's judgment, are likely to remain current. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2023, the Company had no loans on non-accrual status.

Organization and Offering Expenses

Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

Costs associated with the offering of Common Shares of the Company are capitalized as deferred offering costs on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period from the later of the Commencement of Operations or the date of incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company's continuous private offering.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing and amendments of the Credit Facility (as defined in Note 6 hereto), including legal, accounting, and other related expenses. These costs are capitalized at the time of payment and are amortized using the straight line method over the term of the Credit Facility.

Under the Credit Facility, if the borrowing capacity of a new arrangement is lower than the borrowing capacity of the old arrangement, evaluated on a lender by lender basis, then any unamortized deferred financing costs would be expensed during the period in proportion to the decrease in the old arrangement for that lender. Any remaining unamortized deferred financing costs relating to the old arrangement would be deferred and amortized over the term of the new arrangement along with any costs associated with the new arrangement.

Capitalized deferred financing costs related to the Credit Facility are presented separately on the Company's Consolidated Statement of Assets and Liabilities. Refer to Note 6—"Borrowings" for additional information.

U.S. Federal Income Taxes, Including Excise Tax

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

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its investment company taxable income, as defined by the Code but determined without regard to the deduction for dividends paid, and (ii) its net tax-exempt income for such taxable year.

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed earnings unless the Company distributes in a timely manner in each calendar year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of its capital gain net income (both long-term and short-term, and adjusted for certain ordinary losses) for the one-year period generally ending October 31 of that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. Although the Company currently intends to make the required distributions to avoid the application of the 4% U.S. federal excise tax, the Company may also decide to retain taxable income in excess of current year dividend distributions and to pay any applicable excise tax on such undistributed income.

Distributions

The Company intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Company's board of trustees (the "Board"), considering factors such as the Company's earnings, cash flows, capital and liquidity needs and general financial condition and the requirements of Delaware law.

Note 3. Investments

The following is a summary of the composition of the Company's investment portfolio at cost and fair value as of September 30, 2023:

	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien loan	$5,951	$5,955	100.00%
Total investments	$5,951	$5,955	100.00%

The following is a summary of the industry classifications in which the Company invests as of September 30, 2023:

	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Diversified Consumer Services	$1,507	$1,526	25.62%	3.07%
Health Care Providers & Services	1,642	1,628	27.34	3.27
Household Durables	567	567	9.52	1.14
IT Services	959	959	16.11	1.93
Textiles, Apparel, & Luxury Goods	1,276	1,275	21.41	2.57
Total	$5,951	$5,955	100.00%	11.98%

The following is a summary of the geographical concentration of the Company's investment portfolio as of September 30, 2023:

	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Southwest	$959	$959	16.10%	1.93%
Southeast	567	567	9.52	1.14
Midwest	974	964	16.19	1.94
West	1,507	1,526	25.63	3.07
Northeast	1,944	1,939	32.56	3.90
Total	$5,951	$5,955	100.00%	11.98%

As of September 30, 2023, there were no loans on non-accrual status.

As of September 30, 2023, on a fair value basis, 100% of the Company's performing debt investments bore interest at a floating rate.

Note 4. Fair Value Measurements

Investments

The Company values all investments in accordance with ASC Topic 820, which requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. As defined in ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets' or liabilities' complexity.

ASC Topic 820 establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The guidance establishes three levels of the fair value hierarchy as follows:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Quoted prices in markets that are not considered to be active or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes "observable" requires significant judgment by management.

Pursuant to Rule 2a-5 under the 1940 Act ("Rule 2a-5"), the Board has designated FEIM as the Company's valuation designee, as the term is defined in Rule 2a-5 (the "Valuation Designee"). FEIM, as the Valuation Designee, performs fair value determinations of the Company's assets by implementing valuation policies and procedures approved by the Board, subject to the oversight of the Board and the Board's Audit Committee, and in compliance with the requirements of Rule 2a-5. In calculating the value of the Company's total assets, investments for which market quotations are readily available are valued using market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers.

Debt and equity securities for which market quotations are not readily available or are determined to be unreliable are valued at fair value as determined in good faith by the Valuation Designee.

With respect to the investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

1.
the Company's valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for managing portfolio investments; concurrently therewith, on at least an annual basis, independent valuation firms are used to conduct independent appraisals of all investments for which market quotations are either not readily available or are determined to be unreliable unless the amount of an investment is immaterial;
2.
the preliminary valuation recommendation of the investment professionals and the applicable input of the independent valuation firms (the "Preliminary Valuation Data") are then documented and reviewed with FEAC's pricing professionals;
3.
the Preliminary Valuation Data are then discussed with, and approved by, the pricing committee of FEAC;
4.
FEIM's valuation committee independently discusses the Preliminary Valuation Data and determines the fair value of each investment in good faith based on the Preliminary Valuation Data; and
5.
on a quarterly basis, a designee of FEIM's valuation committee discusses the fair value determinations of each investment with the Audit Committee.

When we determine our net asset value ("NAV") as of the last day of a month that is not also the last day of a calendar quarter, we intend to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, FEIM’s valuation team will generally value such assets at the most recent quarterly valuation unless FEAC determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If FEAC determines such a change has occurred with respect to one or more investments, the relevant portfolio management team shall determine whether to recommend a change to the FEIM valuation committee and whether the applicable pricing professional will determine whether to engage an independent valuation firm for assistance. FEIM will then discuss and determine the fair value of such investment(s) in the Company’s portfolio in good faith based on the input of any applicable respective independent valuation firms.

The types of factors that the Valuation Designee may take into account in fair value pricing the Company's investments include, as relevant, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

For cash flow debt investments, the Valuation Designee generally determines the fair value primarily using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investment. The Valuation Designee's estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The enterprise value, a market approach, is used to determine the value of debt investments that are credit impaired, close to maturity or where the Company also holds a controlling equity interest. The method for determining enterprise value uses a multiple analysis, whereby appropriate multiples are applied to the portfolio company's revenues or net income before net interest expense, income tax expense, depreciation and amortization, or EBITDA.

For asset-based loans, the Valuation Designee generally determines the fair value using the liquidation approach that analyzes the underlying collateral of the loan, as set forth in the associated loan agreements and the borrowing base certificates. Liquidation valuations may be determined using a net orderly liquidation value, a forced liquidation value, or other methodology. Such liquidation values may be further reduced by certain reserves that may reduce the value of the collateral available to support the outstanding debt in a wind down scenario (the net realized value of the collateral).

For equity investments, an income and/or market approach is generally used to value equity investments for which there is no established public or private market. The market approach values an investment by examining observable market values for similar investments. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of these factors may include current market trading and/or transaction multiples, the portfolio company's relative financial performance relative to public and private peer companies and leverage levels.

In addition, for certain debt investments, the Valuation Designee may base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Company and others may be willing to accept. The Valuation Designee generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated NAV per share in accordance with the specialized accounting guidance for investment companies. Accordingly, in circumstances in which NAV per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the NAV per share of the investment (or its equivalent) without further adjustment if the NAV per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity's measurement date.

As of September 30, 2023, the Valuation Designee determined, in good faith, the fair value of the Company's portfolio investments in accordance with GAAP and the Company's valuations procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

Fair Value Disclosures

The following is a summary of the composition of the Company's investment portfolio at cost and fair value as of September 30, 2023:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
First Lien Loan	$—	$—	$5,955	$5,955
Total Investments	$—	$—	$5,955	$5,955
Percentage of Total	0.00%	0.00%	100.00%	100.00%

The following table provides a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended September 30, 2023:

Three and Six Months Ended September 30, 2023
First Lien Loan
Fair value, beginning of period	$—
Purchase of investments (including PIK)	5,962
Proceeds from principal repayments and sales of investments	(14)
Amortization of premium/accretion of discount, net	2
Net realized gain (loss) on investments	—
Net change in unrealized appreciation (depreciation) on investments	5
Fair value, end of period	$5,955
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2023	$5

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs of the Company's Level 3 financial instruments. This table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company's determination of fair value.

	September 30, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
First lien debt	$4,680	Discounted cash flows (income approach)	Comparative Yield	9.50%	13.83%	11.29%
	1,275	Recoverability	Collateral Value	$43.4mm	$43.4mm	$43.4mm
	5,955
Equity	—	Market comparable companies (market approach)	EBITDA Multiple	14.4x	14.9x	14.7x
Total	$5,955
(1)
Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the fair value measurement of the Company's debt securities, excluding investments in asset-backed loans, is the comparative yield which is used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. In determining the comparative yield for the income approach, the Company considers current market yields and multiples, weighted average cost of capital, portfolio company performance, leverage levels, credit quality, among other factors, including U.S. federal tax rates, in its analysis. Significant increases (decreases) in the comparative yield in isolation would result in a significantly lower (higher) fair value measurement.

The primary significant unobservable input used in the fair value measurement of the Company's investment in asset-backed loans is the net realizable value of the underlying collateral of the loan. The Company considers information provided by the borrower in its compliance certificates and information from third party appraisals, among other factors, in its analysis. Significant increases (decreases) in the net realizable value of the underlying collateral would result in a significantly higher (lower) fair value measurement.

Other Financial Assets and Liabilities

As of September 30, 2023, the carrying amounts of the Company's other financial instruments, such as cash, receivables and payables, approximate the fair value of such items due to the short maturity of such instruments and would be categorized as Level 3 within the fair value hierarchy. As of September 30, 2023, the carrying amount of the Company's outstanding Credit Facility approximate fair value and would be categorized as Level 3 within the fair value hierarchy. The fair value of the Credit Facility is estimated based upon market interest rates and entities with similar credit risk.

Note 5. Related Party Transactions

Investment Advisory Agreement

On March 29, 2023, the Company’s Board unanimously approved an investment advisory agreement (the “Advisory Agreement”) and a subadvisory agreement (the “Subadvisory Agreement"), each of which became effective on March 30, 2023. Under the terms of the Advisory Agreement, the Company will pay the Adviser a fee for its services consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders. The subadvisory fee payable to FEAC will be paid by FEIM out of its investment advisory fee rather than paid separately by the Company. Base management fees and incentive fees began to accrue upon the Commencement of Operations.

Base Management Fee

The management fee is calculated at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For services rendered under the Advisory Agreement, the management fee is payable monthly in arrears. Management fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.

For these purposes, “net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Company had operations, net assets were measured as the beginning net assets as of the Initial Closing.

For the three and six months ended September 30, 2023, base management fees representing $105 were fully waived (see "Fee Waiver" below). As of September 30, 2023, there were no amounts payable to the Adviser relating to management fees.

Incentive Fees

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of income and a portion is based on a percentage of capital gains, each as described below:

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

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized). Pre-Incentive Fee Net Investment Income Returns are calculated on a quarterly basis with no look-back period.

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
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). The Company refers to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up”. The “catch-up” is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•
12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.
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

For the three and six months ended September 30, 2023, the Company did not accrue income-based or capital gains incentive fees.

Fee Waiver

For the twelve months following the Commencement of Operations, the Advisers have agreed to waive all management fees (including incentive fees) and subadvisory fees payable to them under the Advisory Agreement and Subadvisory Agreement (the “Advisory Fee Waiver”). The Advisory Fee Waiver is not revocable during its term and amounts waived pursuant to the Advisory Fee Waiver will not be subject to any right of future recoupment in favor of FEIM and FEAC.

Administration Agreement

The Company has also entered into an Administration Agreement with FEAC as the Administrator. Under the Administration Agreement, the Administrator performs, or oversees the performance of, administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the U.S. Securities and Exchange Commission ("SEC"). In addition, the Administrator assists in determining and publishing the Company’s NAV, oversees the preparation and filing of the Company’s tax returns, oversees the printing and dissemination of reports to the Company’s shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Administrator for its allocable portion of the costs and expenses incurred by the Administrator for overhead in performance by the Administrator of its duties under the Administration Agreement and the Subadvisory Agreement, including facilities, office equipment, technology costs and the Company’s allocable portion of cost of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs, which may include personnel at FEIM or FEAC, as well as any costs and expenses incurred by the Administrator relating to any administrative or operating services provided by the Administrator to the Company. The Company’s Board reviews the allocation methodologies with respect to such expenses. Under the Administration Agreement, non-investment professionals of the Administrator may provide, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that the Company’s Administrator outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Administrator. Administrative costs and expenses under the Administration Agreement began to accrue upon the Commencement of Operations.

For both the three and six months ended September 30, 2023, the Company incurred administrator expenses of $220. As of September 30, 2023, $220 of administrator expenses were due to the Administrator, which was included in accrued administrator expenses on the Consolidated Statement of Assets and Liabilities.

Note 6. Borrowings

In connection with the Company's organization, the Board and the Company's initial shareholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result of this approval, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2023, the Company had no outstanding borrowings.

SPV Financing Facility

On September 22, 2023, First Eagle Private Credit Fund SPV, LLC (the "SPV"), a wholly-owned financing subsidiary of the Company, entered into a $350,000 senior secured revolving credit facility (the "Credit Facility") with Morgan Stanley Bank, N.A., as initial lender, certain other lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as account bank and collateral custodian, and FEPC Fund Servicer, LLC, a wholly-owned subsidiary of the Company, as servicer under the Credit Facility.

The Company's ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 75% of the principal balance of its eligible portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 65%. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through September 22, 2026. The Credit Facility has a minimum utilization requirement of 65% of the facility amount following a nine-month ramp-up period through the end of the revolving period. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The SPV's obligations under the Credit Facility are secured by a first priority security interest in substantially all of the assets of the SPV, including its portfolio of investments, and the Company's equity interest in the SPV. As of September 30, 2023, there were no investments of the Company that were held in the SPV as collateral for the Credit Facility. As of September 30, 2023, the Company had no outstanding borrowings under the Credit Facility.

The Credit Facility has a scheduled maturity date of September 22, 2028, or earlier in accordance with the terms of the Credit Facility. Borrowings under the Credit Facility bear interest initially at the annual rate of three month term Secured Overnight Financing Rate ("SOFR") plus spread. The initial spread is 3.05% per annum for term SOFR advances during the revolving period and 3.55% per annum during the amortization period. Additionally, the SPV pays a fee of 0.15% per annum on the notional loan amount of $350,000 and an unused fee of 0.60% per annum on any unused portion of the Credit Facility.

Components of Interest Expense

The components of the Company's interest expense were as follows:

	For the Three Months Ended September 30, 2023	For the Six Months Ended September 30, 2023
Facility unused fees	$66	$66
Amortization of financing costs	22	22
Total interest expense	$88	$88

Note 7. Commitments and Contingencies

Unfunded Commitments

Unfunded commitments to provide funds to portfolio companies are not reflected on the Company's Consolidated Statement of Assets and Liabilities. The Company's unfunded commitments may be significant from time to time. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company intends to use cash flow from normal and early principal repayments and proceeds from borrowings to fund these commitments.

As of September 30, 2023, the Company has the following unfunded commitments to portfolio companies:

September 30, 2023
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
Elevate HD Parent, Inc.	Delayed Draw	2/18/2024	$133	$2
Elevate HD Parent, Inc.	Delayed Draw	2/18/2025	534	$—
Housework Holdings	Delayed Draw	12/15/2028	503	$(3)
Revolver
Acumera, Inc.	Revolver	6/7/2028	$62	$(10)
Air Conditioning Specialist, Inc.	Revolver	11/9/2026	$6	$23
Elevate HD Parent, Inc.	Revolver	8/20/2029	$200	$(5)
Housework Holdings	Revolver	12/15/2028	$178	$11
Total Unfunded Commitments			$1,616	$18

Legal Proceedings

From time to time, the Company, or the Advisers, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of the Company's rights under contracts with its portfolio companies. Neither the Company, nor the Advisers, is currently subject to any material legal proceedings.

Note 8. Net Assets

Share Issuances

In connection with its formation, the Company has the authority to issue an unlimited number of Common Shares.

The following table summarizes the issuance of shares during the six months ended September 30, 2023:

Share Issuance Date	Number of Shares Issued	Aggregate Offering Proceeds
April 28, 2023	4,000	$100
July 10, 2023	2,052,000	$51,300
Total	2,056,000	$51,400

The sales of Common Shares were made pursuant to subscription agreements entered into by the Company and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase Common Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten calendar days prior notice to the funding date.

As of September 30, 2023, the Company has received capital commitments totaling $252,600, of which $201,300 remained uncalled.

Share Repurchase Program

Beginning no later than the first full calendar quarter after the first anniversary of the Initial Closing, and at the discretion of the Board, the Company intends to commence a share repurchase program in which it intends to offer to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the last calendar day of the applicable quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of its shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company's liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board intends to reinstate the share repurchase program when appropriate and subject to our Board's duties to the Company. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the 1940 Act. All Common Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares.

Under the Company’s share repurchase program, to the extent the Company offers to repurchase Common Shares in any particular quarter, the Company expects to repurchase Common Shares pursuant to quarterly tender offers (such date of the offer, the “Repurchase Date”) using a purchase price equal to the NAV per share as of the close of the last calendar day of the applicable quarter, except that Common Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the prospective repurchase date. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

Note 9. Financial Highlights

The following is a schedule of financial highlights for the six month ended September 30, 2023:

For the Six Months Ended September 30, 2023
Per Share Data:
Net assets, beginning of period	$—
Net investment income (loss) (1)	(1.56)
Net increase (decrease) in net assets resulting from operations (1)	(1.56)
Distributions declared from net investment income	—
Issuance of shares	25.00
Other (2)	0.73
Total increase (decrease) in net assets	24.17
Net assets, end of period	$24.17
Shares outstanding, end of period	2,056,000
Total return based on NAV (3)	(3.32)%
Ratios:
Net expenses to average assets (4)	16.61%
Net investment income to average net assets (4)	(10.62)%
Portfolio turnover rate (5)	0.47%
Supplemental Data:
Net assets, end of period	$49,694
Total capital commitments, end of period	$252,600
Ratios of total contributed capital to total committed capital, end of period	20.31%
Average debt outstanding (6)	$—
Asset coverage ratio (6)	—
(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(3)
Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.
(4)
For the six months ended September 30, 2023, amounts are annualized except for organizational costs, excise tax, and management fee and income based incentive fee waivers by the Adviser, if any. For the six months ended September 30, 2023, the ratio of total operating expenses to average net assets was 17.04%, on an annualized basis, excluding the effect of management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.43% of average assets.
(5)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.
(6)
As of September 30, 2023, the Company had no debt outstanding.

Note 10. Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of September 30, 2023 except as discussed below.

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 8,310,798 Common Shares on October 6, 2023 for an aggregate offering price of $201,300. After the capital drawdown, the Company had $0 in unfunded commitments.

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

Overview

The Company is a Delaware statutory trust formed on October 20, 2021 to act as a non-diversified, closed-end management investment company. On May 31, 2023, the Company elected to be regulated as a BDC under the 1940 Act. In addition, the Company expects to elect to be treated as a RIC under Subchapter M of the Code and expects to qualify as a RIC annually thereafter.

The Company is externally managed by the Adviser. The Adviser oversees the management of the Company’s activities and supervises the activities of the Subadviser. FEAC, an alternative credit adviser that is a wholly-owned subsidiary of FEIM, serves as the Company’s investment subadviser and administrator.

The Company’s investment objectives are to generate returns in the form of current income and, to a lesser extent, long-term capital appreciation of investments. Under normal circumstances, the Company expects that the majority of its total assets will be in private credit investments to U.S. private companies through (i) directly originated first lien senior secured cash flow loans, (ii) directly originated asset-based loans, (iii) club deals (directly originated first lien senior secured loans or asset-based loans in which the Company co-invests with a small number of third party private debt providers), (iv) second lien loans, and (v) broadly syndicated loans, Rule 144A high yield bonds and other debt securities (the investments described in this sentence, collectively, “Private Credit”). Under normal circumstances, the Company will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans and other credit instruments that are issued in private offerings or issued by private U.S. or non-U.S. companies). To a lesser extent, the Company will also invest in broadly syndicated loans of publicly traded issuers, publicly traded high yield bonds and equity securities. The Company expects that investments in broadly syndicated loans and high yield bonds will generally be more liquid than other Private Credit assets and will likely be used to initially deploy capital upon receipt of subscriptions and may also be used for the purposes of maintaining and managing liquidity for its share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.

The Company intends to offer and sell its Common Shares in the Private Offering in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The Company commenced its loan origination process and investment activities contemporaneously with the Initial Closing (excluding the initial seed capital investment made by the Adviser) of the Private Offering.

Key Components of Our Results of Operations

Revenues

We plan to generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our debt investments will generally bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. OIDs and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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

The Company will bear all other costs and expenses of the Company’s operations, administration and transactions. Our primary operating expenses include the payment of base management fees and incentive fees to the Adviser pursuant to the Advisory Agreement, the payment of fees to the Administrator for the Company's allocable portion of compensation, overhead and other expenses incurred by the Administrator in performing its administrative obligations under the Administration

Agreement, interest expense on borrowing, and other operating costs. Refer to Note 5—"Related Party Transactions" in the Notes to the Consolidated Financial Statements for additional information on our Advisory Agreement and Administration Agreement.

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

Portfolio and Investment Activity

The Company commenced loan origination and investment activities on July 10, 2023 in connection with its first capital call to its investors. For the three months ended September 30, 2023, the Company made new investments in 6 new portfolio companies for an aggregate principal amount of $7.7 million(including $1.6 million of unfunded commitments), all of which was first lien debt.

The following summarizes our investment activity (information presented is at cost unless otherwise indicated):

As of and For the Three Months Ended September 30, 2023
Investments:
New portfolio investments	$5,932
Follow-on investments	—
Delayed draw and revolver fundings	30
Amount of investments funded at principal:
First lien debt	$6,085
Total portfolio investments	$6,085

September 30, 2023
Number of new portfolio investments	6
Number of follow-on investments	—
Number of investments sold or repaid	—
Number of portfolio companies	6
Weighted average yield on debt and income producing investments, at cost	12.78%
Weighted average yield on debt and income producing investments, at fair value	12.80%
Average loan to value (LTV)	29.30%
Percentage of debt investments bearing a floating rate, at fair value	100.00%
Percentage of debt investments bearing a fixed rate, at fair value	0.00%
Percentage of assets on non-accrual	0.00%

As of September 30, 2023, portfolio investments, in which we have debt investments, had a weighted average annual adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $35.2 million. Amounts are weighted based on fair value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

The following is a summary of the industry classifications in which we invested as of September 30, 2023:

	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Diversified Consumer Services	$1,507	$1,526	25.62%	3.07%
Health Care Providers & Services	1,642	1,628	27.34	3.27
Household Durables	567	567	9.52	1.14
IT Services	959	959	16.11	1.93
Textiles, Apparel, & Luxury Goods	1,276	1,275	21.41	2.57
Total	$5,951	$5,955	100.00%	11.98%

Portfolio Asset Quality

We employ the use of board observation and information rights, regular dialogue with company management and sponsors, and detailed internally generated monitoring reports to actively monitor performance. Additionally, FEAC has developed a monitoring template that promotes compliance with these standards and that is used as a tool to assess investment performance relative to plan.

As part of the monitoring process, FEAC assesses the risk profile of each of our investments and assigns each portfolio investment a score of a 1, 2, 3, 4, or 5.

The investment performance scores are as follows:

1 - The portfolio investment is performing above our underwriting expectations.

2 - The portfolio investment is performing as expected at the time of underwriting. All new investments are initially scored a 2.

3 - The portfolio investment is operating below our underwriting expectations and requires closer monitoring. The company may be out of compliance with financial covenants, however, principal or interest payments are generally not past due.

4 - The portfolio investment is performing materially below our underwriting expectations and returns on our investment are likely to be impaired. Principal or interest payments may be past due, however, full recovery of principal and interest payments are expected.

5 - The portfolio investment is performing substantially below expectations and the risk of the investment has increased substantially. The company is in payment default and the principal and interest payments are not expected to be repaid in full.

For purposes of clarity, underwriting as referenced herein may be redetermined after the initial investment as a result of a transformative credit event or other material event whereby such initial underwriting is deemed by FEAC to be no longer appropriate for the purpose of assessing investment performance relative to plan. For any investment receiving a score of a 3 or lower, FEAC will increase their level of focus and prepare regular updates for the investment committee summarizing current operating results, material impending events and recommended actions.

FEAC monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Adviser, the Subadviser and the Board review these investment scores on a quarterly basis. Our average portfolio company investment score was 1.74 at September 30, 2023. The following is a distribution of the investment scores of our portfolio companies at September 30, 2023:

	As of September 30, 2023
Risk Rating	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio
1	$1,526	25.63%	$1,507	25.32%
2	4,429	74.37	4,444	74.68
3	—	0.00	—	0.00
4	—	0.00	—	0.00
5	—	0.00	—	0.00
	$5,955	100.00%	$5,951	100.00%

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2023, we had no loans on non-accrual status.

Results of Operations

We are a newly-formed entity that commenced our loan origination and investment activities on July 10, 2023. We therefore have no prior periods with which to compare our operating results.

The following table represents our operating results:

	For the Three Months Ended September 30, 2023	For the Six Months Ended September 30, 2023
Operating Results - MD&A
Total investment income	$631	$631
Net expenses	1,084	2,342
Net unrealized appreciation (depreciation)	5	5
Net increase (decrease) in net assets resulting from operations	$(448)	$(1,706)

Investment Income

The composition of our investment income was as follows:

	For the Three Months Ended September 30, 2023	For the Six Months Ended September 30, 2023
Investment Income - MD&A
Interest income on debt securities
Cash interest	65	65
Dividend income	563	563
Other income	3	3
Total investment income	$631	$631

Operating Expenses

The composition of our operating expenses was as follows:

	For the Three Months Ended September 30, 2023	For the Six Months Ended September 30, 2023
Operating Expenses
Interest expense	$88	$88
Base management fees	105	105
Administrator expense	220	220
Organization costs	116	1,156
Amortization of continuous offering costs	198	198
Other Expenses	462	680
Total operating expenses	1,189	2,447
Management fees waiver	(105)	(105)
Total expenses, net of fee waivers	$1,084	$2,342

For the twelve months following the Commencement of Operations, the Advisers have agreed to waive all management fees (including incentive fees) and subadvisory fees payable to them under the Advisory Agreement and Subadvisory Agreement. The Advisory Fee Waiver is not revocable during its term and amounts waived pursuant to the Advisory Fee Waiver will not be subject to any right of future recoupment in favor of FEIM and FEAC.

Net Realized Gains and Losses Investments

During the three and six months ended September 30, 2023, the Company had no full or partial exits of investment and recognized no realized gains or losses on investment activity.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized, if any.

For the three and six months ended September 30, 2023, we had net unrealized appreciation on investments of $5 thousand.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase (decrease) in net assets resulting from operations totaled ($0.4) million, or ($0.24) per common share based on a weighted average of 1,855,261 outstanding for the three months ended September 30, 2023.

Net increase (decrease) in net assets resulting from operations totaled ($1.7) million, or ($1.56) per common share based on a weighted average of 1,095,769 outstanding for the six months ended September 30, 2023.

Financial Condition, Liquidity and Capital Resources

We generate our liquidity and capital resources primarily from proceeds from (i) net proceeds from private offerings of our equity , (ii) cash flows from our operations (including interest and fees earned from our investments and principal repayments and proceeds from sales of our investments), and (iii) borrowings under our existing leverage facilities and any financing arrangements we may enter into in the future. These financings may come in the form of borrowings from banks and issuances of senior securities. Our primary uses of cash include (i) investments in portfolio companies in accordance with our investment strategy, (ii) general corporate operations (including payments to the Adviser and Subadviser), (iii) debt service of any borrowings, (iv) share repurchases under our share repurchase program, and (v) cash distributions to our shareholders.

As of September 30, 2023, we had $42.4 million in cash and cash equivalents. Additionally, we had no debt outstanding under our Credit Facility, and we had $350 million available for additional borrowings under the Credit Facility, subject to borrowing base availability. See "Debt" below for additional information.

We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities.

Cash Flows

For the six months ended September 30, 2023, our operating activities used cash of $7.0 million, primarily in connection with the purchase of portfolio investments and payment of Company expenses.

For the six months ended September 30, 2023, our financing activities included proceeds of $51.4 million from the issuance of Common Shares, $0.7 million for the payment of offering costs, and $1.3 million for the payment of financing costs.

Share Issuances and Share Repurchases

Share Issuances:

On April 28, 2023, the Adviser contributed $100,000 of capital to the Company in exchange for 4,000 shares of the Company's Common Shares.

The following table summarizes the issuance of shares pursuant to subscription agreements during the six months ended September 30, 2023:

Share Issuance Date	Number of Shares Issued	Aggregate Offering Proceeds
April 28, 2023	4,000	$100
July 10, 2023	2,052,000	$51,300
Total	2,056,000	$51,400

The sales of Common Shares were made pursuant to subscription agreements entered into by the Company and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten calendar days prior notice to the funding date.

Share Repurchases:

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

As of September 30, 2023, the Company had not commenced its share repurchase program.

Debt

On September 22, 2023, the SPV, a wholly-owned financing subsidiary of the Company, entered into a $350 million senior secured revolving credit facility with Morgan Stanley Bank N.A., as initial lender, certain other lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as account bank and collateral custodian, and FEPC Fund Servicer, LLC, a wholly-owned subsidiary of the Company, as servicer under the Credit Facility.

The Company's ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 75% of the principal balance of its eligible portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 65%.

Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through September 22, 2026. The Credit Facility has a minimum utilization requirement of 65% of the facility amount following a nine-month ramp-up period through the end of the revolving period. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The SPV's obligations under the Credit Facility are secured by a first priority security interest in substantially all of the assets of the SPV, including its portfolio of investments and the Company's equity interest in the SPV. As of September 30, 2023, there were no investments of the Company that were held in the SPV's collateral for the Credit Facility. As of September 30, 2023, the Company had no outstanding borrowings under the Credit Facility.

The Credit Facility has a scheduled maturity date of September 22, 2028, or earlier in accordance with the terms of the Credit Facility. Borrowings under the Credit Facility bear interest initially at the annual rate of three month SOFR plus a spread. The initial spread is 3.05% per annum for term SOFR advances during the revolving period and 3.55% per annum during the amortization period. Additionally, the SPV pays a fee of 0.15% per annum on the notional loan amount of $350 million and an unused fee of 0.60% per annum on any unused portion of the Credit Facility.

The components of interest expense were as follows:

	For the Three Months Ended September 30, 2023	For the Six Months Ended September 30, 2023
Facility unused fees	$66	$66
Amortization of financing costs	22	22
Total interest expense	$88	$88

Commitments and Contingencies and Off-Balance Sheet Arrangements

As of September 30, 2023, we had outstanding commitments to fund revolving lines of credit or delayed draw investments with an aggregate principal amount of $1.6 million.

Related Party Transactions

Refer to Note 5—"Related Party Transactions" in the Notes to the Consolidated Financial Statements.

Critical Accounting Policies

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Discounts from and premiums to par value on debt investments, loan origination fees and upfront fees received that are deemed to be an adjustment to yield are accreted/amortized into interest income over the life of the respective security using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

The Company will recognize any earned exit or back-end fees into income when it believes the amounts will ultimately become collected by using either the beneficial interest model or other appropriate income recognition frameworks.

PIK Income

PIK interest is computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment, and is recorded as income.

Dividend Income

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies.

Other Income

The Company may also generate revenue in the form of structuring, arranger or due diligence fees, amendment or consent fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees. Such fees are recognized as income when earned or the services are rendered.

Valuation of Portfolio Investments

The Board designated FEIM as the Valuation Designee as that term is defined in Rule 2a-5. As the Valuation Designee, the Board designated FEIM to perform fair value determinations of the Company’s assets by implementing valuation policies and procedures approved by the Board, subject to the oversight of the Board and the Audit Committee, and in compliance with the requirements of Rule 2a-5.

In calculating the value of our total assets, investments for which market quotations are readily available are valued using market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers. Debt and equity securities for which market quotations are not readily available or are determined to be unreliable are valued at fair value as determined in good faith by the Valuation Designee.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

In order to qualify for favorable tax treatment as a RIC, the Company is required to, among other things, distribute annually to its shareholders at least 90% of the sum of (i) its investment company taxable income, as defined by the Code but determined without regard to the deduction for dividends paid, and (ii) its net tax-exempt income for such taxable year.

Recent Developments

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 8,310,798 Common Shares on October 6, 2023 for an aggregate offering price of $201.3 million. After the capital drawdown, the Company had $0 in uncalled capital commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk, and interest rate risk.

Valuation Risk

We have invested, and plan to continue to invest in directly originated debt and equity securities of middle market companies. Because we expect that there will not be a readily available market value for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by the Valuation Designee in accordance with a documented valuation policy and GAAP and that has been reviewed and approved by our Board. The Valuation Designee will provide the Board and the Audit Committee with periodic reports, no less than quarterly, that discuss the functioning of the valuation process, if applicable to that period, and that identify issues and valuation problems that have arisen, if any. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Interest Rate Risk

The majority of the loans in our portfolio have floating interest rates and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating SOFR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors that will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our Credit Facility and Term Loan have a floating interest rate provision. We expect that other credit facilities into which we may enter in the future may also have floating interest rate provisions.

Assuming that the consolidated statement of assets and liabilities as of September 30, 2023 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Interest Income	Interest Expense (1)	Net Income
Up 300 basis points	$177	$—	$177
Up 200 basis points	116	—	116
Up 100 basis points	55	—	55
Down 100 basis points	(66)	—	(66)
Down 200 basis points	(127)	—	(127)
(1)
No borrowings outstanding as of September 30, 2023.

Market prices for floating rate investments may fluctuate in rising rate environments with prices tending to decline when credit spreads widen. Additionally, market prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. Market prices for debt that pays a fixed rate of return tend to decline as interest rates rise. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term, fixed-rate securities. A decline in the prices of the debt we own could adversely affect our net assets resulting from operations and the NAV of our Common Shares.

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

Additionally, the Federal Reserve has raised, and may continue raising, certain benchmark interest rates in an effort to combat inflation. As such, we believe inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures and supply chain issues could affect our portfolio companies’ profit margins. In addition, the inflation-adjusted value of the principal on our loan investments could decrease.

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors in our registration statement on Form 10 filed with the SEC, as amended. As of September 30, 2023, there have been no material changes from the risk factors set forth in Item 1A. Risk Factors in our registration statement on Form 10.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The Company is offering and selling its Common Shares in a continuous private placement in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Beginning no later than the first full calendar quarter after the first anniversary of the Initial Closing, and at the discretion of the Board, the Company intends to commence a share repurchase program in which it intends to offer to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the last calendar day of the applicable quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of its shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company's liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board intends to reinstate the share repurchase program when appropriate and subject to our Board's duties to the Company. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4, promulgated under the Exchange Act, and the 1940 Act. All Common Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares.

During the quarter ended September 30, 2023, there were no repurchases of Common Shares under the Company’s share repurchase program.

As of September 30, 2023, the Company had received capital commitments totaling $252.6 million. On September 22, 2023, the Company provided the investors with a capital drawdown notice relating to the sale of approximately 8,310,798 of the Company's Common Shares on October 6, 2023 with an aggregate offering price of $201.3 million. After the capital drawdown, the Company had $0 in uncalled capital commitments.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the period ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each such term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Second Amended and Restated Agreement and Declaration of Trust (1)
3.2	Bylaws (2)
10.1

Loan and Servicing Agreement, dated September 22, 2023, among First Eagle Private Credit Fund SPV, LLC, as borrower; First Eagle Private Credit Fund, as transferor; Morgan Stanley Bank, N.A., as initial lender; Morgan Stanley Senior Funding, Inc., as administrative agent; U.S. Bank Trust Company, National Association, as collateral agent; and U.S. Bank National Association, as account bank and collateral custodian.(3)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)
Previously filed in connection with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (Exchange Act File No. 814-01642) on August 11, 2023.
(2)
Previously filed in connection with the Registrant's Registration Statement on Form 10 (Securities Act File No. 000-56535) on April 3, 2023.
(3)
Previously filed in connection with the Registrant's Form 8-K, filed on September 28, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Eagle Private Credit Fund

Date: November 13, 2023	By:	/s/ Christopher J. Flynn
Christopher J. Flynn
Chief Executive Officer

Date: November 13, 2023	By:	/s/ Jennifer M. Wilson
Jennifer M. Wilson
Chief Financial Officer and Treasurer