Form 10-K
period 2023-12-31
First Eagle Private Credit Fund
filed 2024-03-29
CIK 1890107

un ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Securities registered pursuant to Section 12(g) of the Act: Common Shares of Beneficial Interest, par value $0.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2023, there was no established public market for the registrant’s common shares of beneficial interest (“Common Shares”)

As of March 28, 2024, the registrant had 12,425,298 common shares, $0.001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except as otherwise specified, references to the “Company,” “we,” “us” and “our” refer to First Eagle Private Credit Fund and its consolidated subsidiaries; “FEIM” and “Adviser” refer to the First Eagle Investment Management , LLC, our investment adviser; and “FEAC,” “Subadviser,” and “Administrator” refer to First Eagle Alternative Credit, LLC, our investment sub-adviser (and, together with the Adviser, the “Advisers") and administrator.

This annual report on Form 10-K (the “Annual Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements include these words.

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•
our, or our portfolio companies’, future business, operations, operating results or prospects;
•
changes in political, economic or industry conditions, the interest rate environment, inflationary concerns, financial and capital markets, and other external factors, including pandemic-related or other widespread health crises, inflation, supply chain disruptions, instability in the banking system, and the conflicts between Russia and Ukraine and Israel and Hamas, which could result in changes in the value of our assets;
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
•
the decommissioning of the London InterBank Offered Rate (“LIBOR”) and use of alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”);
•
the adequacy of our cash resources, financing sources and working capital;
•
the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with First Eagle Holdings, Inc. and its subsidiaries and affiliated entities (collectively, “First Eagle”), the Adviser, the Subadviser, their affiliates and their investment teams;
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
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the risks, uncertainties and other factors we identify in Item 1A. Risk Factors in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”) that we make from time to time.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” of this Annual Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements and projections contained in this Annual Report, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form 10 or Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This Annual Report contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Because we are an investment company, the forward-looking statements and projections contained in this Annual Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Part I.

Item 1. Business

The Company

We are a non-diversified closed-end management investment company that was formed as a statutory trust in Delaware on October 20, 2021, commenced operations on July 10, 2023, and that has elected to be regulated as a BDC under the Investment Company Act of 1940 (the “1940 Act”). We are externally managed by First Eagle Investment Management, LLC (“FEIM” or the “Adviser”). The Adviser oversees the management of the Company’s activities and supervises the activities of the investment subadviser, First Eagle Alternative Credit, LLC (“FEAC” or the “Subadviser” and, together with the Adviser, the “Advisers”). We intend to elect to be treated for tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. Our investment activities are managed by the Advisers and supervised by the Company’s board of trustees (the “Board”), a majority of whom are not “interested persons” (as defined in the 1940 Act) of the Company (the “Independent Trustees”).

The Company’s investment objectives are to generate returns in the form of current income and, to a lesser extent, long term capital appreciation of investments. Under normal circumstances, we expect that the majority of our total assets will be in Private Credit investments to U.S. private companies through (i) directly originated first lien senior secured cash flow loans, (ii) directly originated asset-based loans, (iii) club deals (directly originated first lien senior secured loans or asset-based loans in which the Company co-invests with a small number of third party private debt providers), (iv) second lien loans, and (v) broadly syndicated loans, Rule 144A high yield bonds and other debt securities (the investments described in this sentence, collectively, “Private Credit”). Under normal circumstances, we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments (loans and other credit instruments that are issued in private offerings or issued by private U.S. or non-U.S. companies). This policy may be changed by the Board, and with at least 60 days’ prior notice to shareholders, upon the completion of the Company’s next repurchase offer (so long as such repurchase offer is not oversubscribed). To a lesser extent, we will also invest in broadly syndicated loans of publicly traded issuers, publicly traded high yield bonds and equity securities. We expect that investments in broadly syndicated loans and high yield bonds will generally be more liquid than other Private Credit assets and will likely be used to initially deploy capital upon receipt of subscriptions and may also be used for the purposes of maintaining and managing liquidity for our share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.

Most of our investments are in U.S. private companies, but, subject to compliance with BDCs’ requirement to invest at least 70% of its assets in Eligible Portfolio Companies (as defined below), we also expect to invest to some extent in non-U.S. companies, but we do not expect to invest in emerging markets. No individual issuer or borrower in which we invest will represent more than 20% of our total assets. We also intend to co-invest with other FEIM and FEAC clients, subject to the conditions included in the Co-Investment Order (as defined below) that FEIM and FEAC have received from the SEC. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

The loans in which we invest will generally pay floating interest rates based on a variable base rate. The senior secured loans and bonds in which we will invest generally have stated terms of five to eight years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. Loans and securities purchased in the secondary market will generally have shorter remaining terms to maturity than newly issued investments. We expect most of our debt investments will generally have credit quality consistent with below investment grade securities. To the extent a nationally recognized statistical rating organization rates our debt, it generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc., or lower than “BBB-” by S&P Global Ratings or Fitch Ratings).

A cash flow loan is a loan that is underwritten based on EBITDA (a company’s earnings before interest, taxes, depreciation, and amortization). A cash flow loan differs from an asset-based loan because an asset-based loan is underwritten based on the liquidation value of certain assets on the borrower’s balance sheet.

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to our business or results of operations. Hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options, swaps and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

To seek to enhance our returns, we intend to employ leverage as market conditions permit and subject to oversight by our Board and the limitations set forth in the 1940 Act. Pursuant to the 1940 Act, we are required to have asset coverage of at least 150% (i.e., the amount of debt may not exceed two-thirds of the value of our assets) and may be prohibited from taking certain actions if that requirement is not met. We intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us. The costs incurred in connection with any leverage obtained will be borne by the Company, and consequently the Company’s shareholders. See “Risk Factors—Risks Related to Debt Financing.”

We generally intend to distribute substantially all of our available earnings annually by paying cash distributions on a monthly basis, as determined by the Board in its discretion. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

As part of its investment process, for certain of the Company’s investments, FEAC generally considers financially material environmental, social, and governance (“ESG”) factors, amongst other factors, in its investment decisions with the goals of managing risk and assessing the attractiveness of the opportunity, alongside its existing fundamental research process. FEAC has established a framework for considering four categories of potential risks—environmental, social, governance and climate risk—that FEAC believes have the potential to affect a company’s financial performance and creditworthiness over time. At the core of FEAC’s investment process is the systematic identification and evaluation of a myriad of credit risk factors that can impact the long-term sustainability of business models and the earnings potential of companies. FEAC believes that thoughtful consideration of ESG risks ultimately leads to more complete downside protection. FEAC’s proprietary ESG research process is fully integrated across both private credit and syndicated loans and is conducted by FEAC’s research teams who are also responsible for the fundamental credit analysis and industry research. FEAC’s framework focuses on identified factors that FEAC believes may be relevant for most investments. These include, but are not limited to, governance policies and procedures, board composition (independence and minority representation), employee policies (health and safety, anti-discrimination, supply chain / responsible labor policies, etc.), environmental policies (waste and recycling, energy efficiency and natural resource policies, environmental risk assessments, specified environmental impact reduction strategies), Scope-1 and Scope-2 emissions, and business interruption policies (protocol and insurance). FEAC’s framework also seeks to address material risk factors that are most relevant for each issuer’s specific industry. These vary by industry and are influenced by the Sustainable Accounting Standards Board (“SASB”) Materiality Map. While the questions vary by sector, they aim to ask direct, quantitative questions focused on the most material ESG or climate related factors for the specific sector. FEAC believes that the combination of standard factors and sector specific material factors creates a useful tool for assessing the existence and effectiveness of an issuer’s ESG policies and procedures. FEAC believes that consideration of ESG factors is an effective risk management tool, allowing FEAC to identify certain investment risks that may not be apparent absent consideration of ESG factors. ESG factors would not be a sole determining factor in any investment decisions for the Company. ESG integration does not change the Company’s investment objectives, exclude specific types of companies or investments or constrain the Company’s investable universe. FEAC’s ESG analysis is limited by the availability of information regarding potential or existing investments. As a result, FEAC’s assessments related to ESG factors may not be conclusive and investments that may be negatively impacted by such factors may be purchased and retained by the Company while the Company may divest or not invest in investments that may be positively impacted by such factors.

Market Opportunity

Regulatory changes enacted in the aftermath of the global financial crisis led many traditional lenders like banks to limit their exposures to certain balance sheet risks, including the extension of credit to middle market corporate borrowers. Since then, an array of nonbank financial institutions—including asset managers, BDCs, CLOs, hedge funds and insurers—have stepped in to fill the resulting void, recognizing that strong risk-adjusted returns could be generated by providing bespoke lending solutions to this large but underserved segment of the U.S. economy.

While middle market companies—which currently number about 200,0001 in the U.S.—generate approximately one-third of total private sector GDP, they tend to be too small to individually access the public debt and equity markets. We define middle market companies to mean companies with annual earnings before interest, taxes, depreciation and amortization, or EBITDA, generally between $5 million and $50 million, as may be adjusted for market disruptions, mergers and acquisitions-related charges and synergies, and other items. Although middle market companies have historically relied on local and regional banks for their financing needs, alternative lenders from nonbank financial institutions have increasingly become a source of credit for such companies. Many of these middle market companies are controlled or partially owned by private equity firms that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts and, as such, are a key source of demand for loans. There has been a significant increase in the number of private equity firms focused on this highly fragmented part of the economy, typically bringing specific industry expertise to “buy and build” an aggregation of smaller businesses.

________________

1 Source: National Center for the Middle Market, as of December 2022.

The rise of alternative lenders has become well documented with asset management firms like FEAC offering investors access to a private lending world that was previously unavailable to them. Direct lenders, such as FEAC, partner with borrowers and their sponsors to create customized financing solutions that meet each borrower’s needs and timeline. In exchange, these alternative lenders typically have more influence over loan structures and protective covenants, greater control of any potential workout or restructuring in the event of default and increased access to management teams, all of which can help support comprehensive due diligence and rigorous underwriting. Private lending opportunities are available across the debt stack, and each category has its own unique risk-return profile. First lien, senior-secured loans are the most popular and, in FEAC’s view, offer the most attractive risk-return profile.

FEAC believes direct lending offers credit exposure to U.S. corporate borrowers without some of the accompanying investment risks found in traditional fixed income investment options. FEAC believes direct lending loans provide insulation from interest rate risk because of their floating rate coupons. Generally, they are also less prone to market technical dynamics since they are not actively traded and have limited credit rating migration risk since they are either not rated or held in vehicles that are not highly sensitive to ratings changes. Within this credit risk profile, tighter deal structures, lower leverage and robust lender protections have driven lower default rates and higher recovery rates over time. In fact, private credit has historically displayed attractive risk-adjusted returns, relative to fixed income.2 Finally, the historically limited correlation of these assets to liquid fixed income and equity markets offers the benefit of attractive portfolio diversification potential.

Navigating Today’s Challenging Credit Environment

We believe the improved credit terms and higher interest rates that characterize the current lending environment represent an attractive opportunity to deploy capital in search of yield, though conditions remain challenging.

Private equity-sponsored merger and acquisition (“M&A”) activity is a key source of demand for direct lenders’ capital. Higher inflation, rising interest rates and slowing economic growth introduced significant volatility to the public financial markets, including regional banks, which weighed on M&A deal flow and thus underwriting opportunities in aggregate. That said, private equity “dry powder” remains ample and serves as a persistent source of direct lending demand as sponsors continue to seek out opportunities to put this capital to work in support of existing and new portfolio companies. Further, we expect sponsors to take a more favorable view of direct lenders over other forms of leveraged finance given the increasing amount of investor capital being allocated to them and recent experience during periods of volatility.

However, there remains well-founded concerns about the impact of higher borrowing costs and a potential recession. Headwinds to borrower fundamentals thus far have been idiosyncratic; many middle market sectors are still experiencing robust growth and default rates have remained relatively low even in the higher interest rate environment.

Subadviser’s Capabilities

We believe FEAC is uniquely situated as a skilled, reliable capital provider well suited to the challenge of executing specific transactions while also serving as value-added financial partners for middle market borrowers and their financial sponsors in today’s volatile and uncertain environment. FEAC’s credit selection and risk management processes have been honed over decades of experience. FEAC’s experience across disparate credit environments in pursuit of strong returns has driven it to apply rigorous due diligence and careful structuring while also attempting to mitigate downside risk.

The Subadviser believes that they possess the following capabilities over many other capital providers to middle market companies:

Experienced management team. The members of the each of the Investment Committees (as defined below) have an average of 29 years of experience in private debt lending and investing at all levels of the capital structure including but not limited to leverage lending, high yield and equities. Each Investment Committee member brings a distinct investment perspective and skill set by virtue of their complementary collective experiences as both debt and equity investors through multiple business and credit cycles. Each Investment Committee member is experienced in the investing and operation of business development companies and interval funds.

Integrated Business Model/Relationship with Tradable Credit strategy of FEAC. FEAC’s underwriting team is centrally located in Chicago alongside the investment professionals of their Tradable Credit strategy creating an open, collaborative and centralized credit culture. FEAC’s Direct Lending team regularly collaborates with the Tradable Credit industry experts which has created significant synergies and idea generation.

________________

2 Source: National Center for the Middle Market, as of December 2022.

Proprietary Sourcing Capabilities. FEAC takes a proactive, hands-on and creative approach to investment sourcing. FEAC’s disciplined origination process includes proprietary tools and resources and employs a national platform with a regional focus. With personnel located in Boston, Chicago, Dallas, Los Angeles and New York, FEAC has a deep and diverse relationship network in the debt capital and private equity markets. These activities and relationships provide an important channel through which the Company generates potential investment opportunities consistent with its investment strategy. FEAC has activities and relationships with private equity sponsors, investment bankers, middle market senior lenders, commercial bankers (national, regional and local), lawyers, accountants and business brokers. FEAC actively utilizes these activities, relationships and networks to source and execute attractive investments, and maintain a database and set of reports where the details of all potential investment opportunities are tracked. Further, we believe the investment history and long-standing reputation of the direct lending investment professionals and Investment Committee Members (as defined below) provides us an early look at new investment opportunities.

Disciplined Investment Process. FEAC’s comprehensive underwriting methodology and monitoring processes have been implemented across the team. Additionally, the Investment Committee Members are supported by an experienced operational and administrative team.

Experience and Continuity with respect to Tradable Credit. The Tradable Credit Team is one of the oldest and most experienced bank loan managers in the leveraged loan space. The Chief Investment Officer of FEAC and the Tradable Credit Investment Committee have, on average, over 30 years of experience managing bank loans. FEAC believes this continuity offers valuable perspective and investment insight. With over 150 issuers within the Tradable Credit portfolios, FEAC’s Tradable Credit analyst credit ratio is very low, allowing for deeper analysis of credits than many of its peers.

FEAC’s investment philosophy leverages the above in an effort to generate consistent, attractive, risk- adjusted returns coupled with low volatility through fundamentally driven relative value decisions. FEAC believes its comprehensive, fundamental credit analysis is key to capital preservation, and it considers a range of factors when building a portfolio of loans, with an eye toward performance over multiple economic cycles. These include a borrower’s competitive advantage and any barriers to entry in its industry, defensible market, stability of cash flows, business diversification, management team and private equity sponsorship. FEAC assesses relative value in a variety of ways, including comparisons to other opportunities available in the same asset class and to companies in the same or similar industries. FEAC also considers relative value across the capital structure— senior versus subordinate, secured versus unsecured, debt versus equity—to ensure comfortability with the potential risk-adjusted return of an investment relative to its position in the capital stack.

Active management and ongoing monitoring are important elements of direct lending portfolios, as they allow FEAC to identify potential credit concerns early and work with borrowers and sponsors to develop constructive solutions when necessary. By emphasizing internal continuity between FEAC’s professionals who perform pre-deal due diligence and those who monitor the loan after funding, FEAC focuses the appropriate in-house expertise on new developments, risks and opportunities for value creation.

Investment Philosophy

The Subadviser’s investment philosophy focuses on capital preservation, relative value, and establishing partnerships with portfolio companies. It is the Subadviser’s expectation that this multifaceted focus should generate consistent, attractive, risk-adjusted returns coupled with low volatility.

Capital Preservation. The Subadviser believes that the key to capital preservation is comprehensive and fundamental credit analysis. The Subadviser takes a long-term view of our investments and portfolio with the perspective that most of our investments may need to endure through economic cycles.

Relative Value. Relative value is an essential part of every investment decision. Relative value is determined in a variety of ways including comparisons to other opportunities available in the same asset class and with portfolio companies in the same or similar industries. Relative value is also analyzed across asset classes (senior vs. subordinate, secured vs. unsecured, debt vs. equity) to ensure that the return of a potential investment is appropriate relative to its position in the capital structure.

Investment Selection

Selecting investments to pursue requires the Advisers to have an employable investment philosophy, know their key metrics, have a process to consistently measure those metrics, and implement a repeatable underwriting process that enables the applicable Investment Committee to make well-reasoned decisions.

Sourcing and Structuring

Our approach to structuring direct lending loans involves us choosing the most appropriate variety of securities for each particular investment; and negotiating the best and most favorable terms.

Portfolio Monitoring

Active management of our direct lending investments is performed by the team responsible for making the initial investment. The Subadviser believes that actively managing the direct lending investment allows the investment team to identify problems early and work with companies to develop constructive solutions when necessary. Across its platform, the Subadviser employs a disciplined and rigorous approach to ongoing monitoring. The continuity of personnel between those who perform the detailed due diligence and those who monitor and remain involved after initial investment is important, as it means new developments, risks and opportunities for value creation, can be monitored by those who are most knowledgeable about the business and the industry. The team utilizes an open communication structure between analysts, originators and portfolio managers to create an efficient and transparent team dynamic.

Portfolio Management Tools. Ongoing analysis of the underlying fundamentals of the direct lending investments is an extension of the thorough credit analysis performed on each portfolio investment at the outset. Additionally, the Subadviser employs the use of board observation and information rights, regular dialogue with company management and sponsors, and detailed internally generated monitoring reports to actively monitor performance. The Subadviser has developed a system-based monitoring template that promotes compliance with these standards and is used as a tool to assess investment performance relative to plan. Further, the Subadviser assesses the risk profile of each of its direct lending investments and assigns each investment a score of a 1, 2, 3, 4 or 5. New investments are held at a credit score of 2 for the first six months. Credit scores of 3 and higher require increased monitoring.

The Subadviser typically includes the following as part of ongoing monitoring efforts: financials are spread within thirty (30) days or within ten (10) days depending on credit score; portfolio reviews are performed monthly, quarterly or semi-annually, depending on credit score; credit rating reviews are performed quarterly; valuations are performed quarterly; legal reviews are performed upon first major restructuring; and Investment Committee (as defined below) meetings are held at least twice a week.

Watch List. The Subadviser maintains a “watch list” comprised of each business under-performing its expectations. The Subadviser positions itself to be able to identify and manage any stress in a portfolio company. If a portfolio company under-performs, the Subadviser will generally increase its involvement in the business and work closely with the applicable Investment Committee to develop a strategy to help get performance on track. Direct lending watch list loans are actively monitored by our Deputy Chief Investment Officer, the original investment team, representatives from the in-house legal group and other members of senior management, as necessary. As appropriate, third-party financial advisors, outside legal counsel and similar third-party advisors are also utilized. With respect to broadly syndicated loans, the Tradable Credit Head of Restructuring and Special Situations and its credit analysts actively monitor such investments. The Subadviser will normally request more information and will enhance information quality to have more current information with respect to any such developments. The Investment Committee process is designed to identify red flags of a potential opportunity early and to leverage the collective knowledge of its prior experiences.

The Investment Adviser and Subadviser

First Eagle Investment Management, LLC serves as the investment adviser for the Company. Subject to the supervision of the Board, FEIM is responsible for, among other things, managing certain components of the Company and providing oversight of the Company.

The Adviser is located at 1345 Avenue of the Americas, New York, NY 10105. The Adviser is a subsidiary of First Eagle Holdings, Inc. (together with its affiliates, “First Eagle”). A controlling interest in First Eagle is owned by BCP CC Holdings. BCP CC Holdings is indirectly controlled by Blackstone and Corsair. Investment vehicles indirectly controlled by Blackstone/Corsair and certain co-investors own a majority economic interest in First Eagle through BCP CC Holdings.

The Adviser is dedicated to providing prudent stewardship of client assets. First Eagle focuses on active and fundamental investing, with a strong emphasis on downside protection and without adhering to a specific benchmark. Over a long history dating back to 1864, the Adviser has sought to help its clients avoid permanent impairment of capital and earn attractive returns through varied economic cycles. The Adviser’s clients include the First Eagle Funds, the First Eagle Variable Funds, the First Eagle Credit Opportunities Fund, other pooled vehicles, corporations, foundations, major retirement plans and high net worth individuals. As of December 31, 2023, the Adviser had approximately $134 billion under management.3 The financial statements and other information about the First Eagle Funds, the First Eagle Variable Funds and the First Eagle Credit Opportunities Fund can be found at www.sec.gov.

________________

3 The total AUM represents the combined AUM of (i) FEIM, (ii) its subsidiary investment advisers, First Eagle Separate Account Management, LLC, FEAC and Napier Park Global Capital LLC (“Napier Park”), and (iii) Regatta Loan Management LLC, an advisory affiliate of Napier Park. The total AUM includes $2.1 billion of committed and other non-fee-paying capital from FEAC and $1.1 billion of committed and other non-fee-paying capital from Napier Park.

FEAC, an alternative credit adviser that is a wholly-owned subsidiary of FEIM, serves as the Company’s investment subadviser and is responsible for our investment activities. FEAC is an investment adviser for both Direct Lending and broadly syndicated investments, through public and private vehicles, CLOs, separately managed accounts and co-mingled funds. FEAC was formed in 2009 under the name THL Credit. In January 2020, FEAC was acquired by the Adviser. Through First Eagle and its affiliates, FEAC has scale in Direct Lending, augmenting its competitiveness for originations as well as providing an enhanced relationship network and sponsor relationships. As of December 31, 2023, FEAC had approximately $21.6 billion in assets under management.4

Investment Committees

The purpose of each Investment Committee is to evaluate and approve, as deemed appropriate, all investments by the Subadviser. The committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of every investment. The committees also serve to provide investment consistency and adherence to FEAC’s investment philosophies and policies.

In addition to reviewing investments, the Investment Committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and investment sourcing are also reviewed on a regular basis. Members of the Advisers’ investment team are encouraged to share information and views on credits with the Investment Committee early in their analysis. This process improves the quality of the analysis and assists the deal team members to work more efficiently.

FEAC’s Direct Lending Investment Committee is currently comprised of five fixed members: Christopher J. Flynn, James R. Fellows, Michelle Handy, Robert Hickey and Garrett Stephen (the “Primary Direct Lending Investment Committee Members”). In addition to the Primary Direct Lending Investment Committee Members, the Investment Committee has four rotating industry leads that serve on the Investment Committee for deals within their designated industry (collectively, the “DL Investment Committee”).

FEAC’s Tradable Credit Investment Committee is currently comprised of five members: James R. Fellows, Robert Hickey, Brian Murphy, Michael Herzig and Steve Krull (collectively, the “Tradable Credit Investment Committee”, together with the DL Investment Committee, the “Investment Committee”).

Each direct lending transaction is presented to the DL Investment Committee in a formal written report. Each potential sale or exit of an existing direct lending investment is also presented to the DL Investment Committee. To approve a new direct lending investment, or to exit or sell an existing direct lending investment, the consent of a majority of the members of the committee is required.

For broadly syndicated loan and bond investments made by the Company alongside funds within FEAC’s Tradable Credit strategy, the Portfolio Managers of the Company may conduct a joint investment committee with the Tradable Credit Investment Committee that follows the investment committee process for the Tradable Credit business in lieu of the Investment Committee process described above.

None of the members of any Investment Committee are employed by us or receive any direct compensation from us. These individuals receive compensation from FEAC that includes an annual base salary and an annual discretionary bonus.

Advisory Agreement

The Adviser will provide management services to us pursuant to the Advisory Agreement. Under the terms of the Advisory Agreement, the Adviser is responsible for the following:

•
determining the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes in accordance with the Company’s investment objective, policies and restrictions;
•
identifying investment opportunities and making investment decisions for the Company, including negotiating the terms of investments in, and dispositions of, portfolio securities and other investments on the Company’s behalf;
•
monitoring the Company’s investments;
•
performing due diligence on prospective portfolio companies;
•
serving on, and exercising observer rights for, boards of directors and similar committees of the Company’s portfolio companies;
•
negotiating, obtaining and managing the Company’s financing facilities and other forms of leverage;

________________

4 These amounts consist of invested capital, outstanding committed capital and any proceeds thereof.

•
arranging, on behalf of the Company, for services of, and overseeing/conducting relations with, transfer agents, dividend disbursing agents, other shareholder servicing agents, underwriters, brokers and dealers and intermediaries;
•
preparing materials and coordinating meetings of the Board, and the printing and dissemination of reports to shareholders of the Company;
•
overseeing the performance of administrative and professional services rendered to the Company by others; and
•
providing the Company with such other investment advisory and related services as the Company may, from time to time, reasonably require for the investment of capital, which may include, without limitation:
1.
making, in consultation with the Company’s Board, investment strategy decisions for the Company;
2.
reasonably assisting the Board and the Company’s other service providers with the valuation of the Company’s assets;
3.
directing investment professionals of the Adviser or non-investment professionals of the Administrator (as defined below) to provide managerial assistance to portfolio companies of the Company as requested by the Company, from time to time; and
4.
exercising voting rights in respect of the Company’s portfolio securities and other investments.

The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.

Compensation of Adviser

We will pay the Adviser a fee for its services under the Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders.

Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Advisory Agreement, “net assets” means our total assets less liabilities determined on a consolidated basis in accordance with GAAP. Substantial additional fees and expenses may be allocated by the Administrator to the Company under the administration agreement (the “Administration Agreement”), including its allocable portion of the cost of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs, which may include personnel at FEIM or FEAC, facilities, office equipment, and technology, as well as any costs and expenses incurred by the Administrator relating to any administrative or operating services provided by the Administrator to the Company.

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns.

“Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement entered into between us and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized). Pre-Incentive Fee Net Investment Income Returns are calculated on a quarterly basis with no look-back period.

We will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•
12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

These calculations are pro-rated for any period of less than three (3) months and adjusted for any share issuances or repurchases during the relevant quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income Returns. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income Returns in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses. In addition, Pre-Incentive Fee Net Investment Return is expressed as a rate of return on the value of the Company's net assets at the end of the immediately preceding quarter, so to the extent there are share issuances or repurchases during the quarter, it may affect the rate of return.

Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:

•
12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.

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

Administration Agreement

The Company has also entered into an Administration Agreement with the Administrator. Under the Administration Agreement, the Administrator performs, or oversees the performance of administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the SEC. In addition, the Administrator assists in determining and publishing the Company’s NAV, oversees the preparation and filing of the Company’s tax returns, oversees the printing and dissemination of reports to the Company’s shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Administrator for its allocable portion of the costs and expenses incurred by the Administrator for overhead in performance by the Administrator of its duties under the Administration Agreement and the Subadvisory Agreement, including facilities, office equipment, technology costs and the Company’s allocable portion of cost of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs, which may include personnel at FEIM or FEAC, as well as any costs and expenses incurred by the Administrator relating to any administrative or operating services provided by the Administrator to the Company. The Company’s Board reviews the allocation methodologies with respect to such expenses. Under the Administration Agreement, non-investment professionals of the Administrator may provide, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that the Company’s Administrator outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Administrator.

Certain Terms of the Advisory and Subadvisory Agreements

Each of the Advisory Agreement and Subadvisory Agreement has been approved by the Board. Unless earlier terminated as described below, each of the Advisory Agreement and the Subadvisory Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. We may terminate the Advisory Agreement or the Subadvisory Agreement, without payment of any penalty, upon sixty (60) days’ written notice. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Advisory Agreement upon at least one hundred twenty (120) days’ written notice and FEAC may terminate the Subadvisory Agreement upon at least one hundred twenty (120) days’ written notice. The Advisory Agreement and Subadvisory Agreement will automatically terminate in the event of their assignment (within the meaning of the 1940 Act and related SEC guidance and interpretations). The Advisory Agreement has an initial term of two years, and will continue in effect thereafter only so long as such continuance is specifically approved at least annually by the Board in accordance with the requirements of the 1940 Act.

The Adviser will review the performance of FEAC and make recommendations to the Board with respect to the retention of subadvisers and the renewal of contracts. The Adviser may also provide investment advisory services directly to the Company and anticipates doing so with respect to certain determinations that may be required of the Adviser in respect of co-investments with affiliates in accordance with any applicable exemptive relief from the SEC. See “Risks Related to the Advisers and Their Affiliates; Conflicts of Interest” and “Potential Conflicts of Interest” below for more information.

The management services of the Adviser to the Company are not exclusive under the terms of the Advisory Agreement and the Adviser is free to, and does, render management services to others. The Advisory Agreement provides that the Adviser will not be liable for any error of judgment by the Adviser or for any loss suffered by the Company in connection with the matters to which the Advisory Agreement relates, except a loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services (in which case any award of damages shall be limited to the period and the amount set forth in Section 36(b)(3)of the 1940 Act) or loss resulting from willful misfeasance, bad faith or gross negligence or reckless disregard of duties.

The Subadvisory Agreement provides that FEAC will furnish the following investment advisory services in connection with the management of the Company:

•
determining the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes in accordance with the Company’s investment objective, policies and restrictions;
•
identifying investment opportunities and making investment decisions for the Company, including negotiating the terms of investments in, and dispositions of, portfolio securities and other investments on the Company’s behalf;
•
monitoring the Company’s investments;
•
performing due diligence on prospective portfolio companies;
•
exercising voting rights in respect of portfolio securities and other investments for the Company;
•
serving on, and exercising observer rights for, boards of directors and similar committees of the Company’s portfolio companies;
•
negotiating, obtaining and managing the Company’s financing facilities and other forms of leverage; and
•
providing the Company with such other investment advisory and related services as the Company may, from time to time, reasonably require for the investment of capital, which may include, without limitation:
•
making, in consultation with the Company’s Board, investment strategy decisions for the Company;
•
reasonably assisting the Board and the Company’s other service providers with the valuation of the Company’s assets; and
•
directing investment professionals of the Subadviser or non-investment professionals of the Administrator (as defined below) to provide managerial assistance to portfolio companies of the Company as requested by the Company, from time to time.

The subadvisory fee payable to FEAC will be paid by FEIM out of its investment advisory fee rather than paid separately by the Company.

Under the Subadvisory Agreement, FEAC, subject to the supervision of the Adviser, is responsible for managing the assets of the Company in accordance with the Company’s investment objective, investment strategies and policies. FEAC determines what securities and other instruments are purchased and sold for the Company. The Adviser continues to have responsibility for all investment advisory services pursuant to the Advisory Agreement and supervises FEAC’s performance of such services.

The Subadvisory Agreement provides that FEAC will not be liable for any error of judgment by FEAC or for any loss suffered by us in connection with the matters to which the Subadvisory Agreement relates, except a loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services (in which case any award of damages shall be limited to the period and the amount set forth in Section 36(b)(3) of the 1940 Act) or loss resulting from willful misfeasance, bad faith or gross negligence or reckless disregard of duties.

The Advisers share personnel pursuant to a personnel-sharing or similar inter-company arrangement.

Payment of Our Expenses Under the Advisory Agreement, Subadvisory Agreement and Administration Agreement

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

2.
the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to:

i.
the Company’s Chief Compliance Officer, Chief Financial Officer, General Counsel, Head of Legal and Compliance and their respective staffs, which may include personnel at either the Adviser or Subadviser who assist such officers; investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and
ii.
any personnel of the Advisers or any of their affiliates providing non-investment related services to the Company, subject to the limitations described in “Advisory Agreement, Subadvisory Agreement and Administration Agreement—Administration Agreement”; and

3. all other expenses of the Company’s operation, administration and transactions including, without limitation, those relating to:

i.
organizational and offering expenses associated with any offering and any future issuance of preferred shares (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Company’s systems and those of participating intermediaries, reasonable bona fide due diligence expenses of participating intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating intermediaries and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, intermediaries, registered investment advisors or financial or other advisors);
ii.
all taxes, fees, costs, and expenses, retainers and/or other payments of accountants, legal counsel, advisors (including tax advisors or accounting services providers), administrators, auditors (including with respect to any additional auditing required under AIFMD), investment bankers, administrative agents, paying agents, depositaries, custodians, trustees, sub-custodians, transfer agents, dividend agents, consultants (including individuals consulted through expert network consulting firms), engineers, senior advisors, industry experts, operating partners, deal sourcers (including personnel dedicated to but not employed by the Administrator or its affiliates in the credit-focused business of First Eagle), and other professionals and service providers (including, for the avoidance of doubt, the costs and charges allocable with respect to the provision of internal legal, tax, accounting, operations, treasury, valuation, technology or other services and professionals related thereto (including secondees and temporary personnel or consultants that may be engaged on short- or long-term arrangements) as deemed appropriate by the Administrator, with the oversight of the Board, where such internal personnel perform services that would be paid by the Company if outside service providers provided the same services); fees, costs, and expenses herein include (x) costs, expenses and fees for hours spent by its in-house attorneys and tax advisors that provide legal or tax advice and/or services to the Company or its portfolio companies on matters related to potential or actual investments and transactions and the ongoing operations of the Company and (y) expenses and fees to provide administrative, operational, accounting, treasury, and valuation services to the Company or its portfolio companies, and expenses, charges and/or related costs incurred directly by the Company or affiliates in connection with such services (including overhead related thereto), in each case, (I) that are specifically charged or specifically allocated or attributed by the Administrator, with the oversight of the Board, to the Company or its portfolio companies and (II) provided that any such amounts shall not be greater than what would be paid to an unaffiliated third party for substantially similar advice and/or services of the same skill and expertise;
iii.
the cost of calculating the Company’s NAV, including the cost of any third-party valuation services;
iv.
the cost of effecting any sales and repurchases of the Common Shares and other Company securities;
v.
fees and expenses payable under any intermediary manager and selected intermediary agreements, if any;
vi.
interest and fees and expenses arising out of all borrowings, guarantees and other financings or derivative and hedging transactions (including interest, fees and related advisory and legal expenses) made or entered into by the Company, including, but not limited to, the arranging thereof and related legal expenses;
vii.
all fees, costs and expenses of any loan servicers, loan agents, and other service providers and of any custodians, lenders, investment banks and other financing sources;
viii.
costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes;

ix.
expenses, including travel, entertainment, lodging and meal expenses, incurred by the Advisers, or members of their investment team, or payable to third parties, in identifying, sourcing, evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including such expenses related to potential investments that were not consummated, and, if necessary, enforcing the Company’s rights related thereto;
x.
expenses (including the allocable portions of compensation and out-of-pocket expenses such as travel expenses) or an appropriate portion thereof of employees of the Advisers to the extent such expenses relate to attendance at meetings of the Board or any committees thereof;
xi.
all fees, costs and expenses, if any, incurred by or on behalf of the Company in developing, negotiating and structuring prospective or potential investments that are not ultimately made, including, without limitation any legal, tax, administrative, accounting, travel, meals, accommodations and entertainment, advisory, consulting and printing expenses, reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments and, if necessary, the expenses related to enforcing the Company’s rights related to any prospective or potential investments that are not ultimately made;
xii.
the allocated costs incurred by the Advisers and the Administrator in providing managerial assistance to those portfolio companies that request it;
xiii.
all brokerage costs, hedging costs, prime brokerage fees, custodial expenses, loan servicers, agent bank and other bank service fees; private placement fees and expenses, commissions, appraisal fees, commitment fees and underwriting costs; costs and expenses of any lenders, investment banks and other financing sources, and other investment costs, fees and expenses actually incurred in connection with developing, evaluating, making, holding, settling, clearing, monitoring or disposing of actual investments (including, without limitation, research, data, technology, travel, meals, accommodations and entertainment expenses and any expenses related to attending trade association and/or industry meetings, conferences or similar meetings), any costs or expenses relating to currency conversion in the case of investments denominated in a currency other than U.S. dollars, and expenses arising out of trade settlements or loan closings (including any delayed compensation expenses);
xiv.
investment costs, including all fees, costs and expenses incurred in sourcing, evaluating, developing, negotiating, structuring, trading (including trading errors), settling, monitoring and holding prospective or actual investments or investment strategies including, without limitation, any financing, legal, filing, auditing, tax, accounting, compliance, loan agenting and administration, treasury, valuation, travel, meals, accommodations and entertainment, advisory, research, consulting, engineering, data-related and other professional fees, costs and expenses in connection therewith (to the extent the Advisers are not reimbursed by a prospective or actual issuer of the applicable investment or other third parties or capitalized as part of the acquisition price of the transaction) and any fees, costs and expenses related to the organization or maintenance of any vehicle through which the Company directly or indirectly participates in the acquisition, holding and/or disposition of investments or which otherwise facilitate the Company’s investment activities, including without limitation any travel and accommodations expenses related to such vehicle and the salary and benefits of any personnel (including personnel of the Advisers or their affiliates) reasonably necessary and/or advisable for the maintenance and operation of such vehicle, or other overhead expenses (including any fees, costs and expenses associated with the leasing of office space (which may be made with one or more affiliates of First Eagle as lessor in connection therewith));
xv.
fees and expenses associated with marketing efforts;
xvi.
federal and state registration fees, franchise fees, any stock exchange listing fees and fees payable to rating agencies;
xvii.
Independent Trustees’ fees and expenses, including reasonable travel, entertainment, lodging and meal expenses, and any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the Independent Trustees;
xviii.
costs of preparing financial statements and maintaining books and records, costs of Sarbanes- Oxley Act compliance and attestation and costs of preparing and filing reports or other documents with the SEC, FINRA, CFTC and other regulatory bodies and other reporting and compliance costs, including registration and exchange listing costs, and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing;
xix.
all fees, costs and expenses associated with the preparation and issuance of the Company’s periodic reports and related statements (e.g., financial statements and tax returns) and other internal and third-party printing (including a flat service fee), publishing (including time spent performing such printing and publishing services) and reporting-related expenses (including other notices and communications) in respect of the Company and its activities (including internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated by the Company or the Advisers or their affiliates in connection with such provision of services thereby);

xx.
the costs of preparing and filing any registration statements, reports, prospectuses, proxy statements, other documents required by the SEC or other notices to shareholders (including printing and mailing costs) and the costs of any shareholder or trustee meetings;
xxi.
proxy voting expenses;
xxii.
costs of registration rights granted to certain investors;
xxiii.
any taxes and/or tax-related interest, fees or other governmental charges (including any penalties incurred where the Advisers lack sufficient information from third parties to file a timely and complete tax return)levied against the Company and all expenses incurred in connection with any tax audit, investigation, litigation, settlement or review of the Company and the amount of any judgments, fines, remediation or settlements paid in connection therewith;
xxiv.
all fees, costs and expenses of any litigation, arbitration or audit involving the Company, any of its vehicles or its portfolio companies and the amount of any judgments, assessments fines, remediations or settlements paid in connection therewith; Trustees and officers liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification by the Company) or extraordinary expense or liability relating to the affairs of the Company;
xxv.
all fees, costs and expenses associated with the Company’s information, obtaining and maintaining technology (including the costs of any professional service providers), hardware/software, data-acquisition and related communication costs, market and portfolio company data and research (including news and quotation equipment and services and including costs allocated by the Advisers’ or their affiliates’ internal and third-party research group (which are generally based on time spent, assets under management, usage rates, proportionate holdings or a combination thereof or other reasonable methods determined by the Administrator) and expenses and fees (including compensation costs) charged or specifically attributed or allocated by the Advisers and/or their affiliates for technology and data-related services noted herein that are provided to the Company and/or its portfolio companies (including in connection with prospective investments) such as financial spreading, each including expenses, charges, fees and/or related costs of an internal nature; provided, that any such expenses, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services) reporting costs (which includes notices and other communications and internally allocated charges), and dues and expenses incurred in connection with membership in industry or trade organizations;
xxvi.
the costs of specialty and custom software for monitoring risk, compliance and the overall portfolio, including any development costs incurred prior to the filing of the Company’s election to be treated as a BDC;
xxvii.
costs associated with individual or group shareholders;
xxviii.
fidelity bond, trustees and officers errors and omissions liability insurance and other insurance premiums;
xxix.
direct costs and expenses of administration, including printing, mailing, long distance telephone, copying and secretarial and other staff;
xxx.
all fees, costs and expenses of winding up and liquidating the Company’s assets;
xxxi.
all fees, costs and expenses related to compliance-related matters (such as developing and implementing specific policies and procedures in order to comply with certain regulatory requirements) and regulatory filings; notices or disclosures related to the Company’s activities (including, without limitation, expenses relating to the preparation and filing of filings required under the Securities Act, TIC Form SLT filings, IRS filings under FATCA and FBAR reporting requirements applicable to the Company or reports to be filed with the CFTC, reports, disclosures, filings and notifications prepared in connection with the laws and/or regulations of jurisdictions in which the Company engages in activities, including any notices, reports and/or filings required under the AIFMD, European Securities and Markets Authority and any related regulations, and other regulatory filings, notices or disclosures of the Advisers relating to the Company and their affiliates relating to the Company, and their activities) and/or other regulatory filings, notices or disclosures of the Advisers and their affiliates relating to the Company including those pursuant to applicable disclosure laws and expenses relating to FOIA requests, but excluding, for the avoidance of doubt, any expenses incurred for general compliance and regulatory matters that are not related to the Company and its activities;
xxxii.
costs and expenses (including travel) in connection with the diligence and oversight of the Company’s service providers;
xxxiii.
costs and expenses, including travel, meals, accommodations, entertainment and other similar expenses, incurred by the Advisers or their affiliates for meetings with existing investors and any intermediaries, registered investment advisors, financial and other advisors representing such existing investors; and

xxxiv.
all other expenses incurred by the Administrator in connection with administering the Company’s business; provided, however, that in the event the Company adopts the Distribution and/or Shareholder Servicing Plan, any payments made by the Company for activities primarily intended to result in the sale of Common Shares will be paid pursuant to the Distribution and/or Shareholder Servicing Plan.

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

Relationship with the Advisers

The Advisers and their affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, with ours. For example, FEAC may serve as investment adviser to one or more private funds, registered open-end funds, registered closed-end funds, separate managed accounts, BDCs and CLOs. In addition, the Company's officers may serve in similar capacities for one or more private funds, registered closed-end funds and CLOs. FEAC and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, FEAC or its affiliates may determine that the Company should invest side-by-side with one or more other funds. The Advisers’ policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or the Co-Investment Order (as defined below), with other funds managed by the Advisers and their affiliates. As a result, the Advisers and/or their affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Advisers and their affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that we may not be given the opportunity to participate in investments made by investment funds managed by the Advisers or their affiliates.

FEAC seeks to allocate investment and disposition opportunities among its clients in a manner that is fair and equitable over time pursuant to FEAC’s applicable allocation policy and the Advisers Act. The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. The SEC granted the Advisers an exemptive order that will allow us to co-invest in portfolio companies with certain other funds managed by the Advisers or their affiliates (“Affiliated Funds”) and proprietary accounts of their affiliates (“Proprietary Accounts”) in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Co-Investment Order”). See “Item 1. Business—Regulation as a Business Development Company.” Pursuant to such Co-Investment Order, the Company’s Board may establish objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more BDCs and closed-end funds managed by the Advisers, including us (collectively, the “FE Funds”), and other public or private funds managed by the Advisers that target similar assets. If an investment falls within the Board Criteria, FEAC must offer an opportunity for the FE Funds to participate. A FE Fund may determine to participate or not to participate, depending on whether FEAC determines that the investment is appropriate for the FE Funds (e.g., based on investment strategy). If FEAC determines that such investment is not appropriate for us, the investment will not be allocated to us, but FEAC will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

Administrator

First Eagle Alternative Credit, LLC serves as our Administrator. The Administrator provides the administrative services necessary for us to operate pursuant to the Administration Agreement. See “Item 1. Business—Administration Agreement” above for a discussion of the fees and expenses we are required to reimburse to the Administrator.

The Administrator, on behalf of us and at our expense, may retain one or more service providers that may also be affiliates of First Eagle to serve as sub-administrator, custodian, accounting agent, investor services agent, transfer agent or other service provider for us. Any fees we pay, or indemnification obligations we undertake, in respect of the administrator and those other service providers that are First Eagle affiliates, will be set at arm’s length and approved by the Independent Trustees.

The Board of Trustees

Overall responsibility for the Company’s oversight rests with the Board. We have entered into the Advisory and Subadvisory Agreements with FEIM and FEAC, respectively, pursuant to which the Advisers will manage the Company as described herein. The Board is responsible for overseeing the Advisers and other service providers in our operations in accordance with the provisions of the 1940 Act, the Company’s Second Amended and Restated Agreement and Declaration of Trust (the “Declaration of Trust”) and applicable provisions of state and other laws. The Advisers will keep the Board well informed as to the Advisers’ activities on our behalf and our investment operations and provide the Board with additional information as the Board may, from time to time, request. The

Board is currently composed of seven (7) members, five (5) of whom are Independent Trustees. The Board meets at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established an Audit Committee and a Nominating and Governance Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities.

Allocation of Investment Opportunities

General

The Advisers and their affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, with ours. For example, FEAC may serve as investment adviser to one or more private funds, registered open-end funds, registered closed-end funds, separate managed accounts, BDCs and CLOs. In addition, the Company’s officers may serve in similar capacities for one or more private funds, registered closed-end funds and CLOs. FEAC and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, FEAC or its affiliates may determine that the Company should invest side-by-side with one or more other funds. The Advisers’ policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or the Co-Investment Order, with other funds managed by the Advisers and their affiliates. As a result, the Advisers and/or their affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Advisers and their affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that we may not be given the opportunity to participate in investments made by investment funds managed by the Advisers or their affiliates.

Co-Investment Relief

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. On July 13, 2021, the SEC granted the Advisers the Co-Investment Order which will allow us to co-invest in portfolio companies with Affiliated Funds and Proprietary Accounts in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Co-Investment Order’s conditions. Pursuant to the Co-Investment Order, we are permitted to co-invest with Affiliated Funds and/or Proprietary Accounts if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies. Pursuant to such Co-Investment Order, the Company’s Board may establish Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more FE Funds, and other public or private funds managed by the Advisers that target similar assets. If an investment falls within the Board Criteria, FEAC must offer an opportunity for the FE Funds to participate. A FE Fund may determine to participate or not to participate, depending on whether FEAC determines that the investment is appropriate for the FE Funds (e.g., based on investment strategy). If FEAC determines that such investment is not appropriate for us, the investment will not be allocated to us, but FEAC will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement.

Regulation as a Business Development Company

Investment Company Act of 1940. The Company has elected to be regulated as a BDC under the 1940 Act. The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Securities Act of 1933. The sale of Common Shares has not been registered under the Securities Act, or any other U.S. or non-U.S. securities laws. Common Shares will be offered and sold without registration in reliance upon the Securities Act exemption for transactions not involving a public offering and will be sold only to accredited investors, as defined in Regulation D promulgated under the Securities Act. As a purchaser of the Common Shares in a private placement not registered under the Securities Act, each investor will be required to make customary private placement representations, including that it is acquiring such Common Shares for investment and not with a view to resale or distribution. Further, each investor must be prepared to bear the economic risk of the investment for an indefinite period, since the Common Shares cannot be sold unless they are subsequently registered under the Securities Act or an exemption from such registration is available. The Board may determine that a continuous public offering of the Common Shares, subject to certain minimum financial suitability standards (a “Public Offering”) is in our best interest and the best interest of our shareholders and authorize the commencement of a Public Offering.

Securities Exchange Act of 1934. In connection with any acquisition or beneficial ownership by the Company of more than 5% of any class of the equity securities of an issuer registered under the Exchange Act, the Company may be required to make certain filings with the SEC. Generally, these filings require disclosure of the identity and background of the purchaser, the source and amount of funds used to acquire the securities, the purpose of the transaction, the purchaser’s interest in the securities and any contracts, arrangements or undertakings regarding the securities.

Also, if the Company becomes the beneficial owner of more than 10% of any class of the equity securities of an issuer registered under the Exchange Act or place a director on the board of directors of such an issuer, the Company may be subject to certain additional reporting requirements and to liability for short-swing profits under Section 16 of the Exchange Act. First Eagle intends to manage the Company’s investments so as to avoid the short-swing profit liability provisions of Section 16 of the Exchange Act.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “Qualifying Assets,” unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the Company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

1.
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:
a.
is organized under the laws of, and has its principal place of business in, the United States;
b.
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.
satisfies any of the following:
i.
does not have any class of securities that is traded on a national securities exchange;
ii.
has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.
is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
iv.
is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
2.
Securities of any Eligible Portfolio Company controlled by the Company.
3.
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.
Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the Eligible Portfolio Company.
5.
Securities received in exchange for or distributed on or with respect to securities described in 1 through 4 above, or pursuant to the exercise of warrants or rights relating to such securities.
6.
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in 1, 2 or 3 above.

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments. Pending investment in other types of Qualifying Assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are Qualifying Assets.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.

Leverage and Senior Securities. The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to the Common Shares if the Company’s asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On April 28, 2023, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, the Company will be required to make provisions to prohibit any dividend distribution to shareholders or the repurchase of such securities or Common Shares unless the Company meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Company will also be permitted to borrow amounts up to 5% of the value of its total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

We have entered into a credit facility and may establish additional credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over SOFR or another reference rate. We cannot assure shareholders that we will be able to enter into a future credit facility on favorable terms or at all. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or other financing arrangement. In connection with the credit facility, a future credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.

Fund of Funds. The Company may invest in affiliated or unaffiliated investment companies in reliance on Rule 12d1-4 of the 1940 Act, subject to certain control conditions and other requirements. The control conditions in Rule 12d1-4 do not apply to the Company's investments in other funds that are part of the same “group of investment companies,” which for these purposes include First Eagle Global Fund, First Eagle Overseas Fund, First Eagle U.S. Value Fund, First Eagle Gold Fund, First Eagle Global Income Builder Fund, First Eagle High Yield Municipal Fund, First Eagle Short Duration High Yield Municipal Fund, First Eagle Rising Dividend Fund, First Eagle Small Cap Opportunity Fund, First Eagle U.S. Smid Cap Opportunity Fund, First Eagle Global Real Assets Fund, First Eagle Overseas Variable Fund, First Eagle Credit Opportunities Fund and First Eagle Global Opportunities Fund (the “Group Funds”). The Group Funds are managed by the Adviser.

Code of Ethics. We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act. We have also approved our Advisers’ codes of ethics under Rule 17j-1 under the 1940 Act and Rule 204A-1 of the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts so long as such investments are made in accordance with the code’s requirements. Our code of ethics and code of business conduct are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov.

Compliance Policies and Procedures. We and the Advisers have each adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act. The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•
pursuant to Rule 13a-14 of the 1934 Act, our President and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;
•
pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting starting with our annual report on Form 10-K for the fiscal year ending December 31, 2023 and, when we cease to be an emerging growth company (if we are also an accelerated filer or large accelerated filer), must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and
•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Compliance with the JOBS Act. We qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and expect to remain an emerging growth company until the earliest of:

•
up to five years measured from the date of the first sale of common equity securities pursuant to an effective registration statement;
•
the last day of the first fiscal year in which our total annual gross revenues are $1.235 billion or more;
•
the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period; or
•
the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act, which would occur if the market value of the Common Shares that is held by non-affiliates exceeds $700 million as of any June 30.

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

In addition, so long as we are externally managed by the Advisers and we do not directly compensate our executive officers, or reimburse FEIM, FEAC or their affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Advisers, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Privacy Principles. We are committed to maintaining the privacy of shareholders and to safeguarding our non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any nonpublic personal information relating to our shareholders, although certain nonpublic personal information of our shareholders may become available to us. We do not disclose any nonpublic personal information about our shareholders or former shareholders to anyone, except as permitted by law or as is necessary in order to service shareholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to nonpublic personal information about our shareholders to our investment adviser’s employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our shareholders.

Proxy Voting Policies and Procedures. We have delegated our proxy voting responsibility to the Adviser. The Adviser in turn has delegated this authority to FEAC which has adopted policies and procedures (collectively, the “Proxy Voting Policies”) regarding the voting of such proxies, which policies have been reviewed and approved by the Board as appropriate to their management of the Company’s assets. The Proxy Voting Policies of FEAC are set forth below. The guidelines are reviewed periodically by the Adviser and our Independent Trustees, and, accordingly, are subject to change.

(i) Introduction. FEAC is registered as an investment adviser under the Advisers Act. As an investment adviser registered under the Advisers Act, FEAC has fiduciary duties to us. As part of this duty, FEAC recognizes that it must vote client securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our shareholders. FEAC’s Proxy Voting Policies and Procedures have been formulated to ensure decision-making consistent with these fiduciary duties.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

(ii) Proxy policies. FEAC evaluates routine proxy matters, such as proxy proposals, amendments or resolutions on a case-by-case basis. Routine matters are typically proposed by management and FEAC will normally support such matters so long as they do not measurably change the structure, management control, or operation of the corporation and are consistent with industry standards as well as the corporate laws of the state of incorporation.

FEAC also evaluates non-routine matters on a case-by-case basis. Non-routine proposals concerning social issues are typically proposed by shareholders who believe that the corporation’s internally adopted policies are ill-advised or misguided. If FEAC has determined that management is generally socially responsible, FEAC will generally vote against these types of non-routine proposals. Non-routine proposals, to the extent they occur, concerning financial or corporate issues are usually offered by management and seek to change a corporation’s legal, business or financial structure. FEAC will generally vote in favor of such proposals provided the position of current shareholders is preserved or enhanced. Non-routine proposals concerning shareholder rights are made regularly by both management and shareholders. They can be generalized as involving issues that transfer or realign board or shareholder voting power. FEAC typically would oppose any proposal aimed solely at thwarting potential takeovers by requiring, for example, super-majority approval. At the same time, FEAC believes stability and continuity promote profitability. FEAC’s guidelines in this area seek a middle road and individual proposals will be carefully assessed in the context of their particular circumstances.

Although the Company considers ESG (as defined below) factors throughout its investment process, FEAC’s proxy voting policy does not dictate any particular course of action with respect to proposals related to ESG matters, except as addressed above. FEAC’s evaluation of ESG factors alongside its fundamental credit research are expected to inform the decision-making process set forth above.

If a vote may involve a material conflict of interest, prior to approving such vote, FEAC must consult with its Chief Compliance Officer to determine whether the potential conflict is material and if so, the appropriate method to resolve such conflict. Such methods may include voting in accordance with the recommendation of a third-party, proxy voting service providers pursuant to pre-determined voting guidelines or, in certain circumstances, consultation with the Board. FEAC may abstain from voting from time to time when it determines that the costs associated with voting a proxy outweigh the benefits derived from exercising the right to vote or in other situations where voting may not be practical or desirable. These conflicts procedures are intended to reduce, but they will not necessarily eliminate, any influence on the proxy voting by conflicts of interest. If the conflict is determined not to be material, FEAC’s employees shall vote the proxy in accordance with FEAC’s proxy voting policy.

(iii) Proxy voting records. You may obtain information about how we voted proxies by making a written request for proxy voting information to: c/o Head of Legal & Compliance of the Company, 1345 Avenue of the Americas, New York, NY 10105.

Reporting Obligations. We will furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are established as a reporting company under the Exchange Act, and we are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. Within 60 days after each fiscal quarter, we will distribute our quarterly report on Form 10-Q to all shareholders of record. In addition, we will distribute our annual report on Form 10-K to all shareholders within 120 days after the end of each calendar year, which must contain, among other things, a breakdown of the expenses reimbursed by us to the Adviser. These reports will also be available on the SEC’s website at www.sec.gov.

Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the Exchange Act. We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any trustee or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a Chief Compliance Officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Item 1A. Risk Factors.

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under “Risk Factors.”

Risks Related to Our Business and Structure

•
We are a relatively new company and have a limited operating history.
•
Our Board may amend our Declaration of Trust without prior shareholder approval.
•
We may suffer credit losses.

Risks Related to Our Investments

•
Our investments in prospective private and middle market portfolio companies are risky, and we could lose all or part of our investment.
•
Our investments in lower credit quality obligations are risky and highly speculative, and we could lose all or part of our investment.
•
We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Risks Related to the Adviser and Its Affiliates; Conflicts of Interest

•
The Advisers and their affiliates, senior management and employees have certain conflicts of interest.
•
We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
•
There may be conflicts of interest related to obligations that the Advisers have with respect to the allocation of investment opportunities.

Risks Related to Business Development Companies

•
Our ability to enter into transactions with our affiliates will be restricted.
•
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy, which would have a material adverse effect on our business, financial condition and results of operations.
•
Regulations governing our operation as a BDC may limit our ability to, and the way in which we raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations.
•
There is a risk that we may not make distributions or that our distributions may not grow over time.

Risks Related to Debt Financing

•
When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.
•
We may default under our credit facilities.

Federal Income Tax Risks

•
If we are unable to qualify for tax treatment as a RIC, we will be subject to corporate-level income tax.
•
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing income.
•
Some of our investments may be subject to corporate-level income tax.

Risks Relating to an Investment in the Common Shares

•
We may have difficulty sourcing investment opportunities.
•
We face risks associated with the deployment of our capital.
•
No shareholder approval is required for certain mergers.

Risk Factors

Investing in our Common Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or traders markets similar to ours. In addition to the other information contained in this Annual Report and the other reports and documents filed by us with the SEC, you should consider carefully the following information before making an investment in our Common Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Structure

We are a relatively new company and have a limited operating history.

The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with a limited operating history. Accordingly, prospective investors have a limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objectives, that we will not qualify or maintain our qualification to be treated as a RIC, and the value of a shareholder’s investment could decline substantially or become worthless. Further, the Advisers have not previously managed a private BDC. While we believe that the past professional experiences of FEAC’s investment team managing a publicly traded BDC, including the investment and financial experience of FEAC’s senior management, will increase the likelihood that FEAC will be able to manage the Company successfully, there can be no assurance that this will be the case.

Our Board may amend our Declaration of Trust without prior shareholder approval.

Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by amending, supplementing or restating the Declaration of Trust, including without limitation, to classify the Board, to impose advance notice bylaw provisions for trustee nominations or shareholder proposals, to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

We may suffer credit losses.

Investments in the credit of private companies is highly speculative and involves a high degree of risk of credit loss, and therefore our securities may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during a recession.

The lack of liquidity in our investments may adversely affect our business.

Our investments generally are made in private companies. Substantially all of these assets are subject to legal and other restrictions on resale or will be otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or an affiliated manager have material non-public information regarding such portfolio company.

Our financial condition and results of operations depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on FEAC’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of FEAC to provide competent, attentive and efficient services to us. Our executive officers and the Investment Committee Members have substantial responsibilities in connection with their roles at First Eagle and with the other First Eagle funds, as well as responsibilities under the Subadvisory Agreement and Administration Agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grows, may distract them or slow the rate of investment. In order to grow, FEAC will need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that we will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We may experience fluctuations in our periodic operating results.

We could experience fluctuations in our periodic operating results due to a number of factors, including the interest rates payable on the debt securities we acquire, the default rates on such securities, the level of our expenses (including the interest rates payable on our borrowings), the dividend rates payable on preferred shares we issue, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We are exposed to risks associated with changes in interest rates, including fluctuations in interest rates which could adversely affect our profitability.

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities, and, accordingly, may have a material adverse effect on our investment objectives and rate of return on investment capital. Because we will borrow money to make investments and may issue debt securities, preferred shares or other securities, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities, preferred shares or other securities and the rate at which we invest these funds. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income.

Typically, we anticipate that our interest earning investments will accrue and pay interest at both variable and fixed rates, and that our interest-bearing liabilities will accrue interest at variable and fixed rates. The benchmarks used to determine the floating rates earned on our interest earning investments are SOFR, with maturities that range between one and twelve months, and the alternate base rate, or ABR, (commonly based on the Prime Rate or the Federal Funds Rate), with no fixed maturity date. We use a combination of equity and long-term and short-term borrowings to finance our investment activities and expect that a majority of our investments in debt will be at floating rates with a floor.

In periods of rising interest rates, our interest income will increase if the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, if the majority of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income. Fluctuations in the market price of our securities will not affect interest income derived from securities already owned by us, but will be reflected in our NAV. A significant increase in market interest rates could result in an increase in our non-performing assets, harm our ability to attract new portfolio companies and originate new loans and investments, and may increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet higher or ongoing payment obligations to us. Given current market conditions and recent actions by the U.S. Federal Reserve, risks associated with rising interest rates are heightened.

During periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. In addition, during periods of declining interest rates, the market price of fixed rate income securities generally rises. The magnitude of these fluctuations in the market price of fixed income securities is generally greater for securities with longer maturities.

Our investments may also be subject to prepayment or “call” risk. During periods of declining interest rates, borrowers or issuers may exercise their option to prepay principal earlier than scheduled. For fixed rate securities, such payments often occur during periods of declining interest rates and could force us to reinvest in lower yielding securities, resulting in a possible decline in our income and distributions to shareholders.

Also, an increase in interest rates available to investors could make an investment in our Common Shares less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our Common Shares.

From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. If we engage in hedging activities, it may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Further, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can also be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The failure of major financial institutions, namely banks, or sustained financial market illiquidity, could adversely affect our and/or our portfolio companies’ businesses and results of operations.

The failure of certain financial institutions, namely banks, may increase the possibility of financial market illiquidity, including, but not limited to, illiquidity at additional banks, clearing firms, cash management and/or custodial financial institutions. The failure of any financial institution with which we and/or our portfolio companies have a commercial relationship could adversely affect, among other things, our and/or our portfolio companies’ ability to pursue key strategic initiatives, borrow from financial institutions on favorable terms, pay obligations in a timely manner, consummate transactions, and operate as usual, which could have adverse effects on our portfolio companies’ and our business, financial condition and/or results of operations. Because our direct origination platform generally focuses on mature companies backed by well-funded large sponsors (e.g., private equity firms), typically with significant equity capital invested, if a portfolio company’s sponsor has a commercial relationship with a financial institution that has failed or is otherwise distressed, the portfolio company may experience issues receiving financial support from a sponsor to support its operations or consummate transactions, to the detriment of their business, financial condition and/or results of operations. In addition, such financial institution failure(s) or distress could affect, in certain circumstances, the ability of both affiliated and unaffiliated co-lenders, including syndicate financial institutions or other fund vehicles, to undertake and/or execute co-investment transactions with us, which in turn may result in fewer co-investment opportunities being made available to us and/or impact our ability to provide additional follow-on support to portfolio companies. Our and our portfolio companies’ ability to diversify commercial relationships among multiple financial institutions may be limited by certain contractual arrangements, including liens placed on the respective assets in connection with financing and/or other restrictions on the institutions with which the assets must be held.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

If we fail to continue to qualify as a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility and could significantly increase our costs of doing business. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us.

There will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our Board. The Board approved portfolio pricing procedures in light of the requirements of Section 2(a)(41) of the 1940 Act, Rule 2a-5 thereunder and positions of the SEC. Notwithstanding the Board’s obligations under Section 2(a)(41) and Rule 2a-5, the Board designated FEIM as the “valuation designee” (as that term is defined in Rule 2a-5). As the valuation designee, the Board designated FEIM to perform fair value determinations of the Company’s assets by implementing valuation policies and procedures approved by the Board; FEIM’s fair valuation process will be subject to Board oversight and certain reporting and other requirements, including Rule 2a-5. Many of our portfolio investments are in the form of investments that are not publicly traded, and the fair value of such investments may not be readily determinable. In accordance with our valuation policy and consistent with GAAP, our valuation designee values these investments on a quarterly basis at fair value as determined in good faith, as required by the 1940 Act. FEIM and FEAC may utilize the services of third-party valuation firms to aid it in determining the fair value of these investments on a quarterly basis and may use such third-party valuation firms in certain limited circumstances to aid the determination of fair value of such investments on a monthly basis. The Board periodically discusses valuations and reviews FEIM’s fair value determinations made in good faith and based on the input of the applicable third-party valuation firms, as applicable. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. Further, our valuation designee’s determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our NAV could be adversely affected if our valuation designee’s determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our investment portfolio could be an indication of a portfolio company’s potential inability to meet its repayment obligations to us. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. See “Determination of Net Asset Value” for additional information regarding the fair valuation process.

Because we expect to have substantial indebtedness, there could be increased risk in investing in our company.

Lenders will have fixed dollar claims on our assets that are superior to the claims of shareholders, and we have granted, and may grant, lenders a security interest in our assets in connection with borrowings. In the case of a liquidation event, those lenders would receive proceeds before our shareholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our assets. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leveraging would cause the NAV attributable to our Common Shares to increase more than it otherwise would have had we not leveraged.

Conversely, if the value of our assets decreases, leveraging would cause the NAV attributable to our Common Shares to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our Common Shares. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. We and, indirectly, our shareholders will bear the cost associated with our leverage activity.

To the extent original issue discount (“OID”) or payment in-kind (“PIK”) interest constitutes a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include OID instruments or instruments with PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitutes a portion of our income, we would be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash. Such risks include:

• The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.

• Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

• OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral.

• OID and PIK income may create uncertainty about the source of our cash distributions.

• For accounting purposes, any cash distributions to shareholders representing OID and PIK income are expected to not be treated as coming from paid-in capital, even though the cash to pay them is expected to come from the offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our shareholders, the 1940 Act does not require that shareholders be given notice of this fact by reporting it as a return of capital.

• PIK interest has the effect of generating investment income at a compounding rate, thereby further increasing the incentive fees payable to the Adviser. Similarly, all things being equal, the deferral associated with PIK interest also decreases the loan-to-value ratio at a compounding rate.

The highly competitive market in which we operate may limit our investment opportunities.

A number of entities compete with us to make the types of investments that we make. We compete with other BDCs, public and private funds, commercial and investment banks, CLO funds, commercial finance companies, and, to the extent they provide an alternative form of financing, private equity and hedge funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, entities have begun to invest in areas in which they had not traditionally invested. As a result of these new entrants, competition for investment opportunities intensified in recent years and may intensify further in the future. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Identifying, structuring and consummating investments involves competition among capital providers and market and transaction uncertainty. FEAC can provide no assurance that it will be able to identify a sufficient number of suitable investment opportunities or to avoid prepayment of existing investments to satisfy our investment objectives, including as necessary to effectively structure credit facilities or other forms of leverage.

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are lower than the rates we offer. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by the Advisers. Although the Advisers will allocate opportunities in accordance with their policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our shareholders.

Because we expect to distribute substantially all of our net investment income and net realized capital gains to our shareholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms or at all.

We intend to elect to be taxed for federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify for tax treatment as a RIC under the Code and will not have to pay corporate-level income taxes on income we distribute to our shareholders as dividends, allowing us to substantially reduce or eliminate our corporate-level income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets (less liabilities and indebtedness not represented by senior securities) to total senior securities, which includes all of our borrowings and any preferred shares we may issue in the future, of at least 150% at the time we issue any debt or preferred shares. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred shares and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue Common Shares priced below NAV without shareholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

Our Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval.

Our Board has the authority to modify or waive certain of our operating policies and strategies without prior notice and without shareholder approval (except as required by the 1940 Act). However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our operating policies and strategies would have on our business, operating results, or value of our Common Shares. Nevertheless, the effects could adversely affect our business and impact our ability to make distributions and cause you to lose all or part of your investment.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our Common Shares and our ability to pay dividends.

Our business is dependent on our and third parties’ communications and information systems and any failure or interruption of those systems, including as a result of the termination of an agreement with any third- party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, transmission, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a disaster such as a cyber-attack, a natural catastrophe, electrical or telecommunications outages, an industrial accident, a terrorist attack, war or local or larger scale political or social events, public health emergencies, events unanticipated in our disaster recovery systems, or a support failure from external providers, which could have an adverse effect on our ability to conduct business and on our results of operations and financial condition. If a significant number of the Advisers’ employees were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins, “phishing” attempts or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, impersonation of authorized users, unauthorized access, system failures and disruptions. We do not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to us, the Advisers, shareholders and/or a portfolio company, each of which would be negatively impacted. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

Many jurisdictions in which we or our portfolio companies may operate have laws and regulations relating to data, cyber security and protection of personal information, including the General Data Protection Regulation in the European Union and the California Consumer Privacy Act, as amended (the “CCPA”). The CCPA provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory fines for data breaches or other CCPA violations. If we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our Common Shares and our ability to pay dividends to our shareholders.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Shares less attractive to investors.

We qualify as an “emerging growth company” as defined in the JOBS Act. As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

(1) have an auditor attestation report on our internal control over financial reporting pursuant to

Section 404(b) of the Sarbanes-Oxley Act;

(2) submit certain executive compensation matters to shareholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or

(3) disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the last day of the fiscal year ending after the fifth anniversary of any initial public offering of our Common Shares; (3) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (4) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act (however, we are not likely to lose our status as an emerging growth company as a result of being deemed a “large accelerated filer” because there is not, and there is not expected to be, a public trading market for our Common Shares).

We do not believe that being an emerging growth company will have a significant impact on our business. We have elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Advisers and we do not directly compensate our executive officers, or reimburse FEIM, FEAC or their affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Advisers, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

We may not be able to obtain all required state licenses or licenses in any other jurisdiction where they may be required in the future.

We may be required to obtain various state licenses in order to, among other things, originate commercial loans, and may be required to obtain similar licenses from other authorities, including outside of the United States, in the future in connection with one or more investments. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our Common Shares, which is not expected to occur.

Although we have implemented a share repurchase program, we have discretion to not repurchase shares, and our Board has the ability to amend or suspend the program.

Our Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All Common Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares. The mechanics of our share repurchase program may change in the future, due to decisions made by our Board or changes in applicable law or guidance from the staff of the SEC.

Risks Related to Our Investments

Our investments in prospective private and middle market portfolio companies are risky, and we could lose all or part of our investment.

Investment in private and middle market companies involves a number of significant risks. Generally, little public information exists about these companies, and we are required to rely on the ability of the Advisers’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Certain companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, smaller companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Smaller companies also generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, trustees and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

The portfolio companies and credit instruments in which the Company invests will generally have a credit quality consistent with below investment grade securities, which are risky and highly speculative and could cause us to lose all or part of our investment.

Investments in the credit of private companies is highly speculative and involves a high degree of risk of credit loss, and therefore the Company’s Common Shares may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during an economic recession. Most of the credit instruments in which the Company invests, including its investments in syndicated bank loans, middle market “club” loans, high-yield bonds, direct lending loans and other debt instruments will be rated below investment grade by rating agencies or, if unrated, will be of comparable quality. Below investment grade investments are often referred to as “high-yield” or “junk” securities. Below investment grade debt instruments are rated “Ba1” or lower by Moody’s Investors Service, Inc., “BB+” or lower by S&P Global Ratings and/or “BB+” or lower by Fitch Ratings or, if unrated, are judged to be of comparable credit quality. The direct lending loans in which we invest typically are not rated by any rating agency, but if such investments were rated, they would likely be below investment grade. For these securities, the risks associated with below investment grade instruments are more pronounced. We may invest without limit in debt of any rating, as well as debt that has not been rated by any nationally recognized statistical rating organization. Accordingly, we will be exposed to a greater amount of credit risk than a fund that invests solely in investment grade debt securities and other types of credit instruments.

While generally providing greater income and opportunity for gain, below investment grade securities or comparable unrated securities may be subject to greater risks than securities or instruments that have higher credit ratings, including a higher risk of default. The credit rating of a high-yield bond and/or syndicated bank loan that is rated below investment grade does not necessarily address its market value risk, and ratings may from time to time change, positively or negatively, to reflect developments regarding the issuer’s financial condition. Below investment grade high-yield bonds and syndicated bank loans and similar instruments often are considered to be speculative with respect to the capacity of the borrower to timely repay principal and pay interest or dividends in accordance with the terms of the obligation and may have more credit risk than higher rated securities. Below investment grade securities or comparable unrated securities may be particularly susceptible to economic downturns. It is likely that a prolonged or deepening economic recession could adversely affect the ability of some borrowers issuing below investment grade debt instruments to repay principal and pay interest on the instrument, increase the incidence of default and severely disrupt the market value of the securities and similar debt instruments.

Issuers of the below investment grade securities or comparable unrated securities in which the Company may invest may default on their obligations to pay principal or interest when due. This nonpayment would result in a reduction of income to the Company, a reduction in the value of such debt instrument experiencing nonpayment and, potentially, a decrease in the NAV of the Company. With respect to the Company’s investments in debt instruments that are secured, there can be no assurance that liquidation of collateral would satisfy the issuer’s obligation in the event of nonpayment of scheduled interest or principal or that such collateral could be readily liquidated. In the event of bankruptcy of an issuer, the Company could experience delays or limitations with respect to its ability to realize the benefits of any collateral securing such debt instrument. The Company may incur additional expenses to the extent it is required to seek recovery upon a default in the payment of principal or interest on its portfolio holdings. In any reorganization or liquidation proceeding relating to an investment, the Company may lose its entire investment or may be required to accept cash or securities with a value substantially less than its original investment.

Additionally, the secondary market for below investment grade securities and comparable unrated securities tends to be less liquid and more volatile than that for higher rated instruments. For these reasons, your investment in us is subject to the following specific risks: (i) increased price sensitivity to a deteriorating economic environment; (ii) greater risk of loss due to default or declining credit quality; (iii) adverse company specific events are more likely to render the issuer unable to make interest and/or principal payments; and (iv) depression of the price and liquidity of lower grade securities may occur if a negative perception of the lower grade debt market develops, which could last for a significant period.

Furthermore, because unrated securities may not have an active trading market or may be difficult to value, the Company might have difficulty selling them promptly at an acceptable price. To the extent that the Company invests in unrated securities, the Company’s ability to achieve its investment objectives will be more dependent on the Subadviser’s credit analysis than would be the case when the Company invests in rated securities.

We expect to invest primarily in directly originated debt investments of private companies and we may not realize gains from our equity investments.

While we expect to invest primarily in directly originated debt investments of private companies, in certain instances, we expect to make equity co-investments in the form of preferred shares or similar securities. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not generally intend to take controlling equity positions in our portfolio companies. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the shareholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we expect to typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Further, the debt securities in which we invest in a portfolio company may have fewer or no financial maintenance covenants and restrictions, particularly with respect to broadly syndicated loans. These are called covenant-lite loans. A covenant-lite loan typically results in a lender having less of an ability to proactively exercise rights and remedies as a result of financial performance until a payment default occurs.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We expect to invest a portion of our capital in second lien and the “last-out” tranche of unitranche loans (also known as first lien second out loans) issued by our portfolio companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. Such investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under the debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Certain loans that we expect to make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. In addition, we may make, in the future, unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company’s collateral, if any, will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing certain loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements or agreements among lenders. Under these agreements, we may forfeit certain rights with respect to the collateral to holders with prior claims. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of those enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and certain rights to receive interest and certain amortization payments that would be allocated to other lenders under the credit facility. We may not have the ability to control or direct such actions, even if as a result our rights as lenders are adversely affected.

SOFR has a limited history, and the future performance of SOFR cannot be predicted based on historical performance; SOFR may also be modified or discontinued.

LIBOR has been discontinued and is no longer considered a representative rate. The market in the U.S. has transitioned to SOFR-based rates as modified, in some cases, by an applicable spread adjustment. The Company's Credit Facility utilizes a SOFR-based reference rate. There is no assurance that SOFR-based rates, as modified by an applicable spread adjustment, will be the economic equivalent of U.S. dollar LIBOR. SOFR-based rates will differ from U.S. dollar LIBOR, and the differences may be material. As a result of the LIBOR discontinuation, interest rates on financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. SOFR-based rates or other alternative reference rates may be an ineffective substitute for LIBOR, resulting in prolonged adverse market conditions for the Company.

The publication of SOFR began in April 2018, and, therefore, it has a very limited history. In addition, the future performance of SOFR cannot be predicted based on its limited historical performance. Future levels of SOFR may bear little or no relation to the historical actual or historical indicative data. Prior observed patterns, if any, in the behavior of market variables and their relation to SOFR, such as correlations, may change in the future. Because only limited historical data has been released by the Federal Reserve Bank of New York, as administrator of SOFR, such analysis inherently involves assumptions, estimates and approximations. The future performance of SOFR is impossible to predict and therefore no future performance of SOFR may be inferred from any of the historical actual or historical indicative data. Hypothetical or historical performance data are not indicative of, and have no bearing on, the potential performance of SOFR or any SOFR-linked investments.

SOFR is a relatively new rate, and the Federal Reserve Bank of New York (or a successor) may make methodological or other changes that could change the value of SOFR, including changes related to the methods by which SOFR is calculated, eligibility criteria applicable to the transactions used to calculate SOFR, or the averages or periods used to report SOFR. If the manner in which SOFR is calculated is changed, that change may result in a reduction of the amount of interest payable on SOFR-linked investments, such as loans and notes, which may adversely affect the trading prices and marketability of such investments. The administrator of SOFR may withdraw, modify, amend, suspend or discontinue the calculation or dissemination of SOFR in its sole discretion and without notice and has no obligation to consider the interests of holders of such investments in calculating, withdrawing, modifying, amending, suspending or discontinuing SOFR.

Economic recessions or downturns or restrictions on trade could impair our portfolio companies and adversely affect our operating results.

The current macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.

Many of our portfolio companies may be susceptible to economic recessions or downturns and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured debt. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and NAV. Certain of our portfolio companies may also be impacted by tariffs or other matters affecting international trade. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and adversely affect our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt investments that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. These events could harm our financial condition and operating results.

We may be exposed to special risks associated with bankruptcy cases.

One or more of our portfolio companies may be involved in bankruptcy or other reorganization or liquidation proceedings. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, we cannot assure you that a bankruptcy court would not approve actions that may be contrary to our interests. There also are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

To the extent that portfolio companies in which we invest through a unitranche facility are involved in bankruptcy proceedings, the outcome of such proceedings may be uncertain. For example, it is unclear whether a bankruptcy court would enforce an agreement among lenders which sets the priority of payments among unitranche lenders. In such a case, the “first out” lenders in the unitranche facility may not receive the same degree of protection as they would if the agreement among lenders was enforced.

Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans to affiliates of the portfolio company, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower. It is subject to unpredictable and lengthy delays and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender liability claim (alleging that we misused our influence on the borrower for the benefit of its lenders), if, among other things, the borrower requests significant managerial assistance from us and we provide that assistance. To the extent we and an affiliate both hold investments in the same portfolio company that are of a different character, we may also face restrictions on our ability to become actively involved in the event that that portfolio company becomes distressed as a result of the restrictions imposed on transactions involving affiliates under the 1940 Act. In such cases, we may be unable to exercise rights we may otherwise have to protect our interests as security holders in such portfolio company.

Our investments in loans could be subject to extended settlement times, which would increase our risk of loss.

Transactions involving loans may have significantly longer settlement periods (e.g., longer than seven (7) days) than certain other liquid investments. The sale proceeds related to the sale of our loans may not be available to make additional investments within the desired timeframe or to meet our liquidity needs in connection with our share repurchase program until potentially a substantial period after the sale of the loans.

Our loans could be subject to equitable subordination by a court, which would increase our risk of loss with respect to such loans.

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable, or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over the borrower, including control resulting from the ownership of equity interests in the borrower.

Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; (3) attempt to preserve or enhance the value of our initial investment; or (4) to finance an acquisition or other material transaction. We have the discretion to make any follow-on investments, subject to the availability of capital resources. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Our failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make such follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, because we are inhibited by compliance with BDC requirements or because of tax constraints. In addition, our ability to make follow-on investments may also be limited by our Advisers’ allocation policy. We may also make follow on investments that exceed our target hold size because other co-investing funds may not have available capital.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy, which would have a material adverse effect on our business, financial condition and results of operations, including, but not limited to, the tax status of any distributions. Our ability to invest in public companies may be limited in certain circumstances.

To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a market capitalization that is less than $250 million at the time of such investment and meets the other specified requirements. We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act.

If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to BDCs and possibly lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations, including, but not limited to, the tax status of any distributions. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss. See “Certain Regulatory Matters—Investment Company Act of 1940— Qualifying Assets.”

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates that a portion of our investments may be in non-U.S. companies although we are required generally to invest at least 70% of our assets in companies organized and having their principal place of business within the U.S. and its possessions. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies.

These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks may be more pronounced for portfolio companies located or operating primarily in emerging markets whose economies, markets and legal systems may be less developed.

Although it is anticipated that most of our investments will be denominated in U.S. dollars, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency may change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective. As a result, a change in currency exchange rates may adversely affect our profitability.

We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. The use of derivatives is a highly specialized activity that can involve investment techniques and risks different from, and in some respects greater than, those associated with investing in more traditional investments such as stocks and bonds. While we may enter into transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek or be able to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. In addition, defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Also, if we invest in derivatives at inopportune times or judge market conditions incorrectly, such investments may lower our returns or result in a loss. We also could experience losses if we are unable to liquidate our position because of an illiquid secondary market. The market for some derivatives is, or suddenly can become, illiquid, especially in times of financial stress. Because they are two-party contracts and because they may have terms of greater than seven (7) days, certain swap transactions may be considered to be illiquid. Changes in liquidity may result in significant, rapid and unpredictable changes in the prices for derivatives. Hedging transactions may also reduce cash available to pay distributions to our shareholders.

The Company expects to rely on certain exemptions in Rule 18f-4 to enter into derivatives transactions and certain other transactions notwithstanding the restrictions on the issuance of “senior securities” under Section 18 of the 1940 Act. Under Rule 18f-4, “derivatives transactions” include the following: (1) any swap, security-based swap, futures contract, forward contract, option (excluding purchased options), any combination of the foregoing, or any similar instrument, under which the Company is or may be required to make any payment or delivery of cash or other assets during the life of the instrument or at maturity or early termination, whether as margin or settlement payment or otherwise; (2) any short sale borrowing; and (3) if the Company determines to rely on the exemption in Rule 18f-4(d)(1)(ii), reverse repurchase agreements and similar financing transactions.

The Company intends to operate as a “limited derivatives user” for purposes of the derivatives transactions exemption in Rule 18f-4. To qualify as a limited derivatives user, the Company’s “derivatives exposure” is limited to 10% of its net assets (as calculated in accordance with Rule 18f-4). If the Company fails to qualify as a “limited derivatives user” as defined in Rule 18f-4 and seeks to enter into derivatives transactions, the Company will be required to establish a comprehensive derivatives risk management program, to comply with certain value-at-risk based leverage limits, to appoint a derivatives risk manager and to provide additional disclosure both publicly and to the SEC regarding its derivatives positions.

The Company will rely on an exemption in Rule 18f-4(e) when entering into unfunded commitment agreements, which includes any commitment to make a loan to a company, including term loans, delayed draw term loans, and revolvers, or to invest equity in a company. To rely on the unfunded commitment agreements exemption, the Company must reasonably believe, at the time it enters into such agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as they come due. In addition, the Company will rely on the exemption in Rule 18f-4(f) when purchasing when-issued or forward-settling securities (e.g., firm and standby commitments, including to-be-announced commitments, and dollar rolls) and non-standard settlement cycle securities, if certain conditions are met.

We may incur greater risk with respect to investments we acquire through assignments or participations of interests.

Although we originate a substantial portion of our loans, we may acquire loans through assignments or participations of interests in such loans. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to such debt obligation. However, the purchaser’s rights can be more restricted than those of the assigning institution, and we may not be able to unilaterally enforce all rights and remedies under an assigned debt obligation and with regard to any associated collateral. A participation typically results in a contractual relationship only with the institution participating out the interest and not directly with the borrower. Sellers of participations typically include banks, broker-dealers, other financial institutions and lending institutions. In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will be exposed to the credit risk of both the borrower and the institution selling the participation. In addition, to the extent that the lead institution fails and any borrower collateral is used to reduce the balance of a participated loan, we will be regarded as a creditor of the lead institution and will not benefit from the exercise of any set-off rights by the lead institution or its receiver.

Further, in purchasing participations in lending syndicates, our Subadviser will not be able to conduct the same level of due diligence on a borrower or the quality of the loan with respect to which we are buying a participation as we would conduct if we were investing directly in the loan. This difference may result in us being exposed to greater credit or fraud risk with respect to such loans than we expected when initially purchasing the participation.

Changes in healthcare laws and other regulations applicable to some of our portfolio companies’ businesses may constrain their ability to offer their products and services.

Changes in healthcare or other laws and regulations applicable to the businesses of some of our portfolio companies may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies.

Our equity ownership in a portfolio company may represent a control investment. Our ability to exit a control investment may be limited.

We may acquire control investments in portfolio companies. Our ability to divest ourselves from a debt or equity investment in a controlled portfolio company could be restricted due to illiquidity in a private stock, limited trading volume on a public company’s stock, inside information on a company’s performance, insider blackout periods, or other factors that could prohibit us from disposing of the investment as we would if it were not a control investment. Additionally, we may choose not to take certain actions to protect a debt investment in a control investment portfolio company. As a result, we could be limited in our ability to exit a control investment at an ideal time, which could diminish the value we are able to receive upon exiting such control investment.

We may experience risks arising from potential control group liability.

Under ERISA and the Code, all members of a group of commonly controlled trades or businesses may be jointly and severally liable for each other’s obligations to any defined benefit pension plans maintained by an entity in the controlled group or to which such entity is obligated to contribute. These obligations may include the obligation to make required pension contributions, the obligation to fund any deficit amount upon pension plan termination and the obligation to pay withdrawal liability owed to a multiemployer (union) plan to which such entity makes contributions if the entity withdraws from an underfunded multiemployer pension plan. A 2013 U.S. Federal Appeals court decision found that certain supervisory and portfolio management activities of a private equity fund could cause a fund to be considered a trade or business for these purposes, and thus, liable for withdrawal liability owed by a fund’s portfolio company to an underfunded multiemployer plan which covered the employees of the portfolio company. Accordingly, if we invested in a control type investment and if we were found to be engaged in a “trade or business” for ERISA purposes, we and the various entities in which we have a control type investment could be held liable for the defined benefit pension obligations of one or more of such investments.

Risks Related to the Advisers and Their Affiliates; Conflicts of Interest

We are dependent upon senior management personnel of the Advisers for our future success, and if the Advisers are unable to retain qualified personnel or if our investment adviser loses any member of their senior management teams, our ability to achieve our investment objectives could be significantly harmed.

We depend on the members of senior management of FEAC, particularly the members of the investment committee of FEAC’s Direct Lending platform and Tradable Credit platform, or the “Investment Committee Members.” The Investment Committee Members and other investment professionals make up our investment team and are responsible for the identification, final selection, structuring, closing and monitoring of our investments. These Investment Committee Members have critical industry experience and relationships that we will rely on to implement our business plan. Our future success depends on the continued service of FEAC’s senior management team. An Investment Committee Member could depart at any time for any reason, which we have no control over. The departure of any of the members of FEAC’s senior management or a significant number of the Investment Committee Members could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. FEAC may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process and may not be able to find investment professionals in a timely manner or at all. Further, we and our Advisers do not intend to separately maintain key person life insurance on any of these individuals. In addition, we can offer no assurance that FEAC will remain our investment subadviser or our administrator.

We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our Advisory Agreement entitles the Adviser to receive Pre-Incentive Fee Net Investment Income Returns regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

In addition, any Pre-Incentive Fee Net Investment Income Returns may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

The Advisers and their affiliates, senior management and employees have certain conflicts of interest, including with respect to the allocation of investment opportunities.

The Advisers, their senior management, and employees serve or may serve as investment advisers, officers, trustees or principals of entities that operate in the same or a related line of business. In addition, the Advisers and their affiliates may sponsor or manage investment funds, accounts or other investment vehicles with similar or overlapping investment strategies. Any affiliated investment vehicle formed in the future and managed by the Advisers or their affiliates may also invest in asset classes similar to those targeted by us. For example, FEAC may serve as investment adviser to one or more private funds, registered open-end funds, registered closed-end funds, separate managed accounts, BDCs and CLOs. In addition, the Company’s officers may serve in similar capacities for one or more private funds, registered open-end funds, registered closed-end funds, BDCs and CLOs. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our shareholders. In addition, certain of the personnel employed by the Advisers or focused on our business may change in ways that are detrimental to our business. As a result, the Advisers may face conflicts in allocating investment opportunities between us and such other entities. To the extent FEAC and its affiliates determine that an investment is appropriate for the Company and for one or more other funds, the Advisers intend to allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) certain restrictions under the 1940 Act and rules there under regarding co-investments with affiliates, (b) the requirements of the Advisers Act and (c) the Advisers’ internal conflict of interest and allocation policies. Although FEAC will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in such investments. The Company and the Advisers intend to rely on the Co-Investment Order, which would permit the Company to, among other things, co-invest with certain other persons, including certain affiliates of the Advisers and certain public or private funds managed by the Advisers and their affiliates, subject to certain terms and conditions.

The 1940 Act imposes significant limits on co-investment with affiliates of the Company, and without an exemptive order the Company generally would not be permitted to co-invest alongside its affiliates in privately negotiated transactions unless the transaction is otherwise permitted under existing regulatory guidance, such as transactions where price is the only negotiated term. The SEC granted the Advisers the Co-Investment Order that will allow us to co-invest in portfolio companies with Affiliated Funds and Proprietary Accounts in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. See “Certain Regulatory Matters—Exemptive Relief.” In situations where co-investment with other entities sponsored or managed by the Advisers or their affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, the Advisers will need to decide whether the Company or such other entity or entities will proceed with the investment. The Advisers will make these determinations based on their policies and procedures, which will generally require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time. This reduces the number of transactions in which the Company can participate and makes it more difficult for the Company to implement its investment objective.

There may be conflicts of interest relating to certain affiliates.

The Advisers’ affiliation with Blackstone/Corsair and Napier Park, a wholly owned subsidiary of the Adviser, requires the Advisers to manage conflicts of interest associated with dealings the Company may have with entities owned and/or controlled by Blackstone/Corsair, including, but not limited to, investment advisers, broker-dealers and sponsors of investment funds and limited partnerships, registered commodity trading advisors and/or registered commodity pool operator entities, banking or thrift institutions, insurance companies or agencies. For example, should the Advisers wish to cause the Company to execute portfolio transactions through broker-dealers affiliated with Blackstone/Corsair, the commercial reasonableness of the brokerage compensation associated with those trades would have to be assessed. Moreover, if our assets were deemed “plan assets” within the meaning of ERISA subject to the fiduciary responsibility and prohibited transaction issues of Title I of ERISA and Section 4975 of the Code, we would be required to avoid certain transactions with issuers owned in significant part by Blackstone/Corsair because of prohibitions under ERISA and Section 4975 of the Code. Other dealings may be more completely restricted. For example, the Company may not be able to buy or sell property directly to or from Napier Park, Blackstone/Corsair or their associated accounts. There also may be limits on participation in underwritings or other securities offerings by Napier Park, Blackstone/Corsair or their associated funds, accounts or portfolio companies. FEAC may also compete with its affiliates, including Napier Park or Blackstone/Corsair, for potential investments. The breadth of these affiliations at times may require the Company to abstain from or restructure an otherwise attractive investment opportunity. In addition, from time to time, clients of Napier Park are investors in clients of FEAC and will pay customary fees or expenses as investors therein. While not currently expected, in the future FEAC may determine to enter into, or modify, its fee arrangements with Napier Park clients.

Investments in portfolio companies associated with Blackstone/Corsair may be restricted by the 1940 Act. To the extent such investments are permitted and the Company invests in such a portfolio company (a portfolio company generally referring to a company owned by private equity funds managed by Blackstone/Corsair), conflicts of interest may arise from the presence of Blackstone/Corsair representatives on the company board or the payment of compensation by the company to Blackstone/Corsair or an affiliate. Moreover, the Advisers could have an incentive to allocate the Company’s assets to such a portfolio company since affiliates of the Advisers have a direct or indirect financial interest in its success. There also may be instances where Blackstone/Corsair could be involved in bankruptcy proceedings of current investments or of issuers in which the Company would otherwise invest, with potentially divergent interests as between the Company and Blackstone/Corsair. The Company may be forced to sell or hold existing investments (possibly at disadvantageous times or under disadvantageous conditions) as a result of various relationships that Blackstone/Corsair may have or transactions or investments Blackstone/ Corsair and their affiliates may make or have made. The inability to transact in any security, derivative or loan held by the Company could result in significant losses or lost opportunity costs to the Company.

Certain shareholders, or their affiliates, may have strategic relationships with First Eagle, or affiliates of First Eagle, that may provide such shareholders or their affiliates with certain rights or indirect benefits as a result of their investment in the Company that would not apply to any other investor’s investment in the Company. The Company would not be a party to, or provide any direct benefits under, any such strategic relationships. Specific examples of such additional rights and benefits can be expected to include, among others, specialized reporting or information rights, economic, reimbursement or discount arrangements and rights related to co-investments alongside First Eagle funds. See “Potential Conflicts of Interest” below for more information.

Risks Related to our Operations as a Business Development Company

Our ability to enter into transactions with our affiliates will be restricted.

Because we intend to be treated as a BDC under the 1940 Act, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our Independent Trustees and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our Independent Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Independent Trustees and, in some cases, of the SEC. The SEC staff has granted the Advisers relief pursuant to the Co-Investment Order that we may rely upon. Pursuant to the Co-Investment Order, we are permitted to co-invest with Affiliated Funds and/or Proprietary Accounts if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies. Pursuant to such Co-Investment Order, the Company’s Board may establish Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more FE Funds, and other public or private funds managed by the Advisers that target similar assets. If an investment falls within the Board Criteria, FEAC must offer an opportunity for the FE Funds to participate. A FE Fund may determine to participate or not to participate, depending on whether FEAC determines that the investment is appropriate for the FE Funds (e.g., based on investment strategy).If FEAC determines that such investment is not appropriate for us, the investment will not be allocated to us, but FEAC will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

We intend to co-invest, subject to the conditions included in the Co-Investment Order. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or Trustees or their affiliates.

Regulations governing our operation as a BDC may limit our ability to, and the way in which we, raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations.

Our business may in the future require a substantial amount of capital. We may acquire additional capital from the issuance of senior securities (including debt and preferred shares) or the issuance of additional Common Shares. However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations. As of December 31, 2023, we had no borrowings outstanding under our Credit Facility.

Senior Securities (including debt and preferred shares). As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, such securities would rank “senior” to Common Shares in our capital structure, resulting in preferred shareholders having separate voting rights, dividend and liquidation rights, and possibly other rights, preferences or privileges more favorable than those granted to holders of our Common Shares. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Common Shares or otherwise be in your best interest.

Additional Common Shares. Our Board may decide to issue Common Shares to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our Common Shares at a price below NAV without first obtaining required approvals from our shareholders and our Independent Trustees. We may also make subscription rights offerings or warrants representing rights to purchase shares of our securities to our shareholders at prices per share less than the NAV per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing more Common Shares or senior securities convertible into, or exchangeable for, our Common Shares, the percentage ownership of our shareholders at that time would decrease, and such shareholders may experience dilution.

If additional capital is raised in one or more subsequent financings, until we are able to invest the net proceeds of such financing in suitable investments, we will invest in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn yields lower than the interest, dividend or other income that we anticipate receiving in respect of investments in debt and equity securities of our target portfolio companies. As a result, our ability to pay dividends in the years of operation during which we have such net proceeds available to invest will be based on our ability to invest our capital in suitable portfolio companies in a timely manner. Further, the management fee and incentive fee payable to our investment adviser will not be reduced while our assets are invested in such temporary investments.

Changes in the laws or regulations governing our business, or changes in the interpretations thereof, and any failure by us to comply with these laws or regulations, could have a material adverse effect on our business, results of operations or financial condition.

Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business.

We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply, or we might have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and may be subject to civil fines and criminal penalties.

In December 2019, the Commodity Futures Trading Commission (“CFTC”) amended certain rules to require BDCs that trade “commodity interests” (as defined under CFTC rules) to a de minimis extent to file an electronic notice of exclusion to not be deemed a commodity pool operator pursuant to CFTC regulations. This exclusion allows BDCs that trade commodity interests to forgo regulation under the Commodity Exchange Act, as amended (“CEA”) and the CFTC. If our Adviser is unable to claim this exclusion with respect to us, and/or file annual renewals, the Adviser would become subject to registration and regulation as a commodity pool operator under the CEA, which would subject our Adviser and us to additional registration and regulatory requirements, along with increasing operating expenses which would have a material adverse effect on our business, results of operations or financial condition.

We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or periodically increase our dividend rate.

Risks Related to Debt Financing

When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. When we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our Common Shares. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser.

We expect to use leverage to finance our investments. We currently may borrow under the Credit Facility and will in the future borrow from or issue other senior securities, and in the future may borrow from, or issue senior securities to banks, insurance companies, funds, institutional investors and other lenders and investors. The amount of leverage that we employ will depend on FEAC’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures, and we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a BDC, we generally are required to meet a coverage ratio of total assets (less liabilities and indebtedness not represented by senior securities) to total borrowings and other senior securities, which include all of our borrowings and any preferred shares that we may issue in the future, of at least 150%. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to you may be significantly restricted or we may not be able to make any such distributions whatsoever, in which case we might not be able to maintain our RIC tax treatment under Subchapter M of the Code.

Although borrowings by the Company have the potential to enhance overall returns that exceed the Company’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company’s cost of funds. In addition, borrowings by the Company may be secured by the shareholders’ investments as well as by the Company’s assets and the documentation relating to such borrowing may provide that during the continuance of a default under such borrowing, the interests of the investors may be subordinated to such borrowing.

A credit facility under which we may borrow may impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew any such debt facilities or to add new or replacement debt facilities or to issue additional debt securities or other evidence of indebtedness could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2023, we had no borrowings outstanding under our Credit Facility. We intend to borrow under the Credit Facility and we may, in the future, increase the size of the Credit Facility, enter into one or more additional credit facilities, or issue debt securities or other evidence of indebtedness (although there can be no assurance that we will be successful in doing so).

In addition to regulatory requirements that restrict our ability to raise capital, our Credit Facility contains various covenants that, if not complied with, could accelerate repayment under our Credit Facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

Our Credit Facility requires us, and any future agreements governing any debt facilities may require us, to comply with certain financial and operational covenants. These covenants may include, among other things:

•
restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;
•
restrictions on our ability to incur liens; and
•
maintenance of a minimum level of shareholders’ equity.

As of the effective date of this registration statement, we are in compliance in all material respects with the covenants of the Credit Facility. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of shareholders’ equity.

Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in the Credit Facility. Failure to comply with these covenants could result in a default under the Credit Facility, that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

We may default under our credit facilities.

In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in a credit facility may limit our investment discretion.

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business. Please see “Use of Proceeds” for a discussion of the material terms of the Company’s existing Credit Facility.

Changes in interest rates may affect our cost of capital and net investment income.

Since we intend to use debt to finance a portion of our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt.

Please see “Risk Factors—We are exposed to risks associated with changes in interest rates, including fluctuations in interest rates which could adversely affect our profitability” for an additional discussion of the interest rate risks associated with our cost of capital and net investment income.

We may invest through various joint ventures.

The Company may acquire interests in certain portfolio companies in cooperation with others through clubs, syndications, joint ventures, or other structures. The Company’s ability to exercise control or significant influence over management in these cooperative efforts will depend upon the nature of the club, syndication or joint venture arrangement.

We may form one or more CLOs, which may subject us to certain structured financing risks.

To finance investments, we may securitize certain secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. It is possible that an interest in any such CLO held by us may be considered a “non-qualifying” portfolio investment for purposes of the 1940 Act.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in our shares.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.

The manager for a CLO that we create may be the Company, the Advisers or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent the Advisers or an affiliate other than the Company serves as manager and the Company is obligated to compensate the Advisers or the affiliate for such services, we, the Advisers or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional management fees to the Adviser or the affiliate in connection therewith. To the extent we serve as manager, we will waive any right to receive fees for such services from the Company (and indirectly its shareholders) or any affiliate.

Federal Income Tax Risks

If we are unable to qualify for tax treatment as a RIC, we will be subject to corporate-level income tax.

To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. Satisfying these requirements may require us to take actions we would not otherwise take, such as selling investments at unattractive prices. In particular, if we have equity investments in portfolio companies that are treated as partnerships or other pass-through entities for tax purposes, we may not have control over, or receive accurate information about, the underlying income and assets of those portfolio companies that are taken into account in determining our compliance with the income source and quarterly asset diversification requirements. If we fail to qualify as a RIC for any reason and are subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on our results of operations and financial conditions, and thus, our shareholders.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as a failure to make such an election would limit our ability to deduct certain interest expenses for tax purposes.

Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the RIC annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment, and thus we may become subject to corporate-level income tax.

Some of our investments may be subject to corporate-level income tax.

We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Our portfolio investments may present special tax issues.

The Company invests in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by the Company, to the extent necessary, to preserve its status as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax.

Legislative tax reform may have a negative effect.

Legislative or other actions relating to taxes could have a negative effect on the Company. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department. We cannot predict with certainty how any changes in the tax laws might affect the Company, investors, or the Company’s portfolio investments. Investors are urged to consult with their tax advisors regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our Common Shares.

Risks Related to an Investment in the Common Shares

General economic conditions could adversely affect the performance of our investments and implementation of our investment strategy.

The success of the Company’s investment strategy and our investment activities will be affected by, and will depend, in part, upon general economic and market conditions in the U.S. and global economies, such as interest rates, currency exchange rates, availability of credit, credit defaults, inflation rates, economic uncertainty, as well as by changes in applicable laws and regulations (including laws relating to taxation of our investments), trade barriers, currency exchange controls, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances. These factors may affect the level and volatility of securities prices and the liquidity of the Company’s portfolio investments, which could impair the Company’s profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect the Company’s investment opportunities and the value of the Company’s investments and prolonged disruption may prevent the Company from advantageously realizing or disposing of portfolio investments. We may maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets—the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

Further, the Advisers’ financial condition may be adversely affected by a significant general economic downturn, and they may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Advisers’ businesses and operations (including those of the Company).

Economic problems in a single country are increasingly affecting other markets and economies, and a continuation of this trend could adversely affect global economic conditions and world markets. Uncertainty and volatility in the financial markets and political systems of the U.S. or any other country, including volatility as a result of the ongoing conflicts between Russia and Ukraine and Israel and Hamas and the rapidly evolving measures in response, may have adverse spill-over effects into the global financial markets generally. Moreover, a recession, slowdown and/or a sustained downturn in the U.S. or global economy (or any particular segment thereof) will have a pronounced impact on the Company and could adversely affect the Company’s profitability and impair the Company’s ability to effectively deploy its capital or realize upon portfolio investments on favorable terms and may have an adverse impact on the business and operations of the Company. The Advisers may also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry of the U.S. and/or global economies. Any of the foregoing events could result in substantial or total losses to the Company in respect of certain or all portfolio investments, which such losses will likely be exacerbated by the presence of leverage in the Company’s capital structure. An economic downturn could adversely affect the financial resources of the Company’s portfolio companies, which could impede their ability to perform under or refinance their existing obligations and their ability to make principal and interest payments on, or refinance, outstanding debt when due. In the event of such defaults, whereby portfolio companies default under the Company’s loans to them, the Company could lose both invested capital in, and anticipated profits from, the affected portfolio companies. Such marketplace events may also impact the availability and terms of financing for leveraged transactions. Private equity investors have recently been required to finance transactions with a greater proportion of equity relative to prior periods and the terms of debt financing are significantly less flexible for borrowers compared to prior periods. These developments may impair the Company’s ability to consummate transactions and may cause the Company to enter into transactions on less attractive terms than those executed by other First Eagle funds.

Any of the foregoing events could result in substantial or total losses to the Company in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a portfolio company’s capital structure.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

The Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation and the Company as well as our portfolio companies will be impacted by such inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials, have adversely affected consumer spending and economic growth, and may adversely affect our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

While the U.S. and other developed economies have begun to experience higher-than-normal inflation rates, it remains uncertain whether substantial inflation in the U.S. and other developed economies will be sustained over an extended period of time or have a significant effect on the U.S. or other economies. Inflation may affect the Company’s investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments the Company or entities related to portfolio investments may have issued could increase, which would tend to reduce returns to investors in the Company. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities which are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of the Company’s portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation often have negative effects on the level of economic activity. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. There can be no assurance that continued and more wide-spread inflation in the U.S. and/or other economies will not become a serious problem in the future and have a material adverse impact on the Company’s returns.

Economic recessions or downturns could impair our portfolio companies and adversely affect our operating results.

Concerns related to the U.S. debt ceiling and budget deficit could have an adverse effect on the Company’s business, financial condition and results of operations.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers have historically passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. In August 2023, Fitch Ratings Inc., downgraded the U.S. credit rating to AA+ from AAA, citing fiscal deterioration over the next three years and close encounters with default due to ongoing political dysfunction. The impact of a U.S. default on its obligations or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on the Company’s business, financial condition and results of operations.

Force majeure events may adversely affect our operations.

We may be affected by force majeure events (e.g., acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, nationalization of industry and labor strikes). Force majeure events could adversely affect our ability, or a counterparty’s ability, to meet obligations. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by us. Certain force majeure events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us and our investments. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control, could result in a loss to our investments if such investments are affected, and any compensation provided by the relevant government may not be adequate.

We may have difficulty sourcing investment opportunities.

We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all investments successfully. In addition, privately-negotiated investments in loans and illiquid securities of middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Additionally, the Advisers will select our investments, and our shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our Common Shares. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

We face risks associated with the deployment of our capital.

In light of the nature of our ongoing and periodic private offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our Common Shares in any offering and the time we invest the net proceeds. Our proportion of privately negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees.

In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our Common Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

We may have difficulty paying distributions, our distributions may not grow over time and the tax character of any distributions is uncertain.

We generally intend to distribute substantially all of our available earnings annually by paying cash distributions on a monthly basis, as determined by the Board in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions (particularly during the early stages of our operations) or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this registration statement. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, if we enter into a credit facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.

Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a shareholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of our Common Shares or from borrowings in anticipation of future cash flow, which could constitute a return of shareholders’ capital that would lower such shareholders’ tax basis in our shares, which may result in increased tax liability to shareholders when they sell such shares.

An investment in our Common Shares will have limited liquidity.

Our Common Shares constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time. Investment in us is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in us. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their shares. Shareholders must be prepared to bear the economic risk of an investment in our Common Shares for an extended period of time.

Certain investors will be subject to Exchange Act filing requirements.

Because our Common Shares will be registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our Common Shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

If the Company’s assets are deemed “plan assets” for purposes of ERISA and Plan Asset Regulations, the Company could be subject to significant restrictions and additional risks.

As discussed under “Certain ERISA Considerations,” we intend to conduct our affairs so that the Company’s assets should not be deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” (each within the meaning of ERISA and the Plan Asset Regulations). If, notwithstanding our intent, the assets of the Company were deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” under ERISA and the Plan Asset Regulations (a “Benefit Plan Investor”), this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company; (ii) the possibility that certain transactions in which the Company has entered into in the ordinary course of business constitute non-exempt “prohibited transactions” under Title I of ERISA and/or Section 4975 of the Code, and may have to be rescinded; (iii) our management, as well as various providers of fiduciary or other services to us (including the Advisers), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise “parties in interest” (within the meaning of ERISA) or “disqualified persons” (within the meaning of Section 4975 of the Code) for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iv) as a result of the Advisers’ affiliation with Blackstone/Corsair and Napier Park, we would be restricted from engaging in transactions with issuers owned in significant part by Blackstone/Corsair or Napier Park.

If a prohibited transaction occurs for which no exemption is available, the Advisers and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii)reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each “disqualified person” (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a Benefit Plan Investor who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Advisers. With respect to a Benefit Plan Investor that is an individual retirement account (“IRA”) that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, could cause the IRA to lose its tax-exempt status.

We also have the power to (a) exclude any shareholder or prospective shareholder from purchasing our Common Shares (b) prohibit any redemption of our Common Shares; and (c) redeem some or all of our Common Shares held by any shareholder if, and to the extent that, the Adviser determines that there is a substantial likelihood that such shareholder’s purchase, ownership or redemption of our Common Shares would result in (i) our assets to be characterized as “plan assets,” for purposes of the fiduciary responsibility or prohibited transaction provisions of Title I ERISA, Section 4975 of the Code or any provisions of any applicable Similar Laws. All Common Shares of the Company will be subject to such terms and conditions.

Prospective investors should carefully review the matters discussed under “Certain ERISA Considerations” and should consult with their own advisors as to the consequences of making an investment in the Company.

No shareholder approval is required for certain mergers.

The Independent Trustees of our Board may undertake to approve mergers between us and certain other funds or vehicles. Subject to the requirements of the 1940 Act, such mergers will not require shareholder approval so you will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of the NAV per share of the Company. These mergers may involve funds managed by the Advisers or their affiliates. The Independent Trustees may also convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident shareholders.

Shareholders may experience dilution.

All distributions declared in cash payable to shareholders that are participants in our DRIP will generally be automatically reinvested in our Common Shares. As a result, shareholders that do not participate in our DRIP may experience dilution over time.

Holders of our Common Shares will not have preemptive rights to any shares we issue in the future. Our Declaration of Trust allows us to issue an unlimited number of Common Shares. Our Board may elect, without shareholder approval, to: (1) sell additional Common Shares in future public offerings; (2) sell additional Common Shares or interests in any of our subsidiaries in private offerings; (3) issue Common Shares upon the exercise of the options we may grant to our Independent Trustees or future employees; or (4) subject to applicable law, issue Common Shares in payment of an outstanding obligation to pay fees for services rendered to us. To the extent we issue additional Common Shares in the future, your percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our Common Shares or their interests in the underlying assets held by our subsidiaries.

Investing in our Common Shares involves a high degree of risk.

The investments made in accordance with our investment objectives may result in a higher amount of risk than alternative investment options and you may experience loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our Common Shares may not be suitable for someone with lower risk tolerance.

The NAV and liquidity of Common Shares may fluctuate significantly.

The NAV and liquidity, if any, of our Common Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include: (1) changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs; (2) loss of RIC or BDC status; (3) changes in earnings or variations in operating results; (4) changes in the value of our portfolio of investments; (5) changes in accounting guidelines governing valuation of our investments; (6) any shortfall in revenue or net income or any increase in losses from levels expected by investors; (7) departure of either of our adviser or certain of its respective key personnel; (8) general economic trends and other external factors; and (9) loss of a major funding source.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company is externally managed by the Adviser and has no employees or internal information systems. As such, the Company relies on the Adviser’s risk management program and process, which include cyber risk assessments, as well as other third-party service providers to protect the Company’s information from cybersecurity threats.

Cybersecurity Risk Management and Strategy

The Adviser has implemented policies and associated controls and procedures to safeguard both firm and client data and assets (the “Cybersecurity Program”), and the Cybersecurity Program continues to evolve in an effort to keep pace with industry best practices and ever-changing cyber threat environment. The Cybersecurity Program is designed to protect the confidentiality, integrity, and availability of client and consumer information systems, and the Adviser’s proprietary information in compliance with SEC Guidance 2015-02 regarding Cybersecurity, and FINRA’s guidance regarding Customer Information Protection, and interagency guidance on safeguarding information. Periodic updates on the Cybersecurity Program are provided to the Adviser’s Head of Risk, along with the Adviser’s Risk Committee, and the Board.

The Cybersecurity Program is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, as amended. These NIST functions are used as high-level categories to organize and report on the status of the Cybersecurity Program and are tailored to the Adviser’s business objectives. There are areas within the NIST framework that the Adviser might not find applicable to its business and not necessary to fulfill the objectives of the Cybersecurity Program. The Adviser utilizes an aggregated approach to cybersecurity and considers the acceptance, avoidance, transfer, and mitigation of risks in attaining long term business objectives and minimizing financial loss. In terms of security incident and event management, the Adviser implements multiple technologies (including, but not limited to, enterprise grade next generation firewalls, well-known anti-malware protection, application whitelisting, and end detection and response software) in different layers of the Adviser’s network, including utilizing a third-party vendor that provides monitoring of the Adviser’s systems on a 24 hour/day, seven days/week basis. In addition, the Adviser has developed customized firm-wide cybersecurity training sessions for employees with the assistance of an outside vendor. Cybersecurity training is provided to all new employees upon hire and annually for all employees. In addition, the Adviser conducts phishing training on a monthly basis and sends out periodic newsletters on pertinent cybersecurity-related topics and events. In 2022, the Adviser engaged a consultant to conduct an independent cybersecurity risk assessment, and the Adviser has since then implemented all priority recommendations from this engagement. Other non-priority recommendations have been considered for implementation over time.

Cybersecurity Governance

Management’s Role in Cybersecurity Risk Management

The Company’s chief compliance officer (the “CCO”), in partnership with the Adviser’s Chief Information Security Officer (the “CISO”), oversees the Company’s risk management policies and procedures related to cybersecurity risks, subject to the oversight of the Board. Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company.

Additionally, as part of the Adviser’s vendor management program, members of the Adviser’s information security teams will conduct periodic due diligence on the cybersecurity/data security programs of the Company’s third-party service providers (this review is conducted annually with respect to the Company’s custodian, sub-administrator and transfer agent). As part of their oversight of third-party service providers to the Company, the Company’s CCO and the Adviser’s CISO review key Company service providers’ compliance and risk management policies and procedures related to cybersecurity matters and evaluate the service providers’ use of information systems which may give rise to information technology vulnerabilities. Potential cybersecurity risks are identified and implications of such risks, if any, to the Company are assessed and monitored. In addition, the CCO receives regular reports from the third-party service providers regarding any cybersecurity threats and incidents at such service provider.

The Adviser's CISO has over 9 years of experience managing risks from cybersecurity threats and developing and implementing cybersecurity policies and procedures. The responsibility of the CISO is to maintain confidentiality, availability, and integrity of the Adviser’s data and that of its clients and shareholders. The CISO also reports to the Adviser’s Enterprise Operations Committee on a semiannual basis. The committee is charged with determining the security posture of the Adviser. It is responsible for accepting, deferring, or mitigating the risks presented by the CISO. The CISO is also responsible for maintaining all policies and controls pertaining to cybersecurity and conducting annual risk assessments. The Company's CCO has over 15 years of experience advising on and managing compliance risks, including those related to cybersecurity, and developing and implementing policies and procedures to address such risks. The CCO reports to the general counsel of the Sub-Adviser and Administrator of the Company and to the Board on all compliance risk related matters, including those related to cybersecurity.

Board Oversight

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the CCO and CISO regarding the overall state of the Cybersecurity Program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company. Additionally, the CCO provides updates to the Board on any reported incidences of the Company’s service providers. The CCO informs the Board of material cybersecurity matters as they arise.

Assessment of Cybersecurity Risk

The Company assesses the potential impact of risks from cybersecurity threats on an ongoing basis, and how such risks could materially affect the Company’s investment strategy, operations and financial condition. As of the date of this Annual Report, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company. However, future incidents could have a material impact on our business strategy, results of investment activities and operations, or financial condition. For additional information about these risks, see “Item 1A. Risk Factors”.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 1345 Avenue of the Americas, New York, New York 10105 and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

We are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies.

Item 4. Mine Safety Disclosures.

None.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is offering and selling its Common Shares in a continuous private placement in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. We have applied for exemptive relief from the SEC that, if granted, will permit us to offer to sell any combination of three classes of common shares, Class S shares, Class D shares and Class I shares, in a future public offering. There is no assurance, however, that the relief will be granted. The share classes will have different ongoing shareholder servicing and/or distribution fees. If such relief has not been granted when we commence any future public offering, we expect to offer only Class I Common Shares until such relief is granted. Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares.

As of March 22, 2024, there were 3 holders of record of our common stock.

Beginning no later than the first full calendar quarter after the first anniversary of the Initial Closing (as defined below), and at the discretion of the Board, the Company intends to commence a share repurchase program in which it intends to offer to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the last calendar day of the applicable quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of its shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company's liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board intends to reinstate the share repurchase program when appropriate and subject to our Board's duties to the Company. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4, promulgated under the Exchange Act, and the 1940 Act. All Common Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares.

During the period from April 28, 2023 through December 31, 2023, there were no repurchases of Common Shares under the Company’s share repurchase program.

As of December 31, 2023, the Company had received capital commitments totaling $302.7 million. On April 28, 2023, the Adviser purchased 4,000 shares of the Company’s Common Shares with an aggregate offering price of $0.1 million. On June 28, 2023, the Company provided the investors with a capital drawdown notice relating to the sale of 2,052,000 of the Company’s Common Shares on July 10, 2023 with an aggregate offering price of $51.3 million. On September 22, 2023, the Company provided the investors with a capital drawdown notice relating to the sale of 8,310,798 of the Company’s Common Shares on October 6, 2023 with an aggregate offering price of $201.3 million. On February 16, 2024, the Company provided the investors with a capital drawdown notice relating to the sale of 2,058,460 of the Company’s Common Shares on March 1, 2024 with an aggregate offering price of $50.0 million. After the capital drawdowns, the Company had no uncalled capital commitments.

Item 6. Reserved

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of the Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in the Annual Report. On April 28, 2023, our Adviser purchased $100,000 of Common Shares of the Company at a price of $25.00 per Common Share as our initial capital. We commenced our loan origination and investment activities on July 10, 2023.

Overview

The Company is a Delaware statutory trust formed on October 20, 2021 to act as a non-diversified, closed-end management investment company. On May 31, 2023, the Company elected to be regulated as a BDC under the 1940 Act. In addition, the Company expects to elect to be treated as a RIC under Subchapter M of the Code and expects to qualify as a RIC annually thereafter. The Company commenced its loan origination process and investment activities contemporaneously with the initial closing (excluding the initial seed capital investment made by the Adviser) of the continuous private placement (the “Private Offering”) of its shares of beneficial interest, par value $0.001 per share (the “Common Shares”) (the “Initial Closing”) and commenced operations following its first capital call on July 10, 2023 (“Commencement of Operations”). The Company intends to offer and sell its Common Shares in the Private Offering to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. person” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act.

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

The Company’s reporting period for the fiscal year is from April 28, 2023 (the date of the initial seed capital investment made by the Adviser) through December 31, 2023 (the “Reporting Period”).

Key Components of Our Results of Operations

Revenues

We generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our debt investments will generally bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. OIDs and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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

The Company will bear all other costs and expenses of the Company’s operations, administration and transactions. Our primary operating expenses include the payment of base management fees and incentive fees to the Adviser pursuant to the Advisory Agreement, the payment of fees to the Administrator for the Company’s allocable portion of compensation, overhead and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, interest expense on borrowing, and other operating costs. Refer to Note 3—“Agreements and Related Party Transactions” in the Notes to the Consolidated Financial Statements for additional information on our Advisory Agreement and Administration Agreement.

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

Portfolio and Investment Activity

The Company commenced loan origination and investment activities on July 10, 2023 in connection with its first capital call to its investors. For the Reporting Period ended December 31, 2023, the Company made new investments in 21 new portfolio companies for an aggregate principal amount of $87.2 million (including $14.9 million of unfunded commitments), all of which was first lien debt.

The following summarizes our investment activity (information presented is at cost unless otherwise indicated) (dollar amounts in thousands):

For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Investments:
New portfolio investments	$70,754
Follow-on investments	—
Delayed draw and revolver fundings	129
Amount of investments funded at principal:
First lien debt	$72,324
Warrant	1
Total portfolio investments	$72,325

December 31, 2023
Number of portfolio companies	21
Weighted average yield on debt and income producing investments, at cost (1)	11.22%
Weighted average yield on debt and income producing investments, at fair value (1)	11.20%
Average loan to value (LTV) (2)	32.54%
Percentage of debt investments bearing a floating rate, at fair value	100.00%
Percentage of debt investments bearing a fixed rate, at fair value	0.00%
Percentage of assets on non-accrual	0.00%
(1)
Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)
Includes all debt private debt investments for which fair value is determined by our Valuation Designee and excludes quoted assets and asset-backed loans. Average loan-to-value represents the net ratio of loan-to-value for each portfolio company, weighted based on the fair value of total applicable private debt investments. Loan-to-value is calculated as the current total net debt through each respective loan tranche divided by the estimated enterprise value of the portfolio company as of the most recent quarter end.

As of December 31, 2023, our portfolio companies had a weighted average annual adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $48.3 million. These calculations include all private debt investments for which fair value is determined by the Valuation Designee and excludes quoted assets. Amounts are weighted based on fair value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

The following is a summary of the industry classifications in which we invested as of December 31, 2023 (dollar amounts in thousands):

	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Commercial Services & Supplies	$7,500	$7,508	10.59%	2.99%
Construction & Engineering	2,199	2,197	3.10	0.87
Diversified Consumer Services	5,051	5,059	7.14	2.01
Financial Services	1,774	1,807	2.55	0.72
Health Care Facilities	9,467	9,465	13.35	3.76
Health Care Providers & Services	15,511	15,665	22.10	6.22
Household Durables	6,800	6,796	9.59	2.70
IT Services	954	955	1.35	0.39
Oil, Gas & Consumable Fuels	7,544	7,533	10.63	2.99
Passenger Airlines	2,970	3,010	4.25	1.20
Professional Services	5,392	5,372	7.58	2.13
Software	3,786	3,783	5.34	1.50
Textiles, Apparel, & Luxury Goods	1,736	1,733	2.43	0.69
Total	$70,684	$70,883	100.00%	28.17%

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

FEAC monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Adviser, the Subadviser and the Board review these investment scores on a quarterly basis. Our average portfolio company investment score was 1.96 at December 31, 2023. The following is a distribution of the investment scores of our portfolio companies at December 31, 2023 (dollar amounts in thousands):

	As of December 31, 2023
Risk Rating	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio
1	$2,793	3.94%	$2,778	3.93%
2	68,090	96.06	67,906	96.07
3	—	0.00	—	0.00
4	—	0.00	—	0.00
5	—	0.00	—	0.00
	$70,883	100.00%	$70,684	100.00%

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2023, we had no loans on non-accrual status.

Recent Developments

On February 6, 2024, the Company’s Board declared a distribution of $0.12 per Common Share, which was paid on February 27, 2024 to shareholders of record as of February 6, 2024.

On February 29, 2024, the Company’s Board declared a distribution of $0.12 per Common Share, which was paid on March 26, 2024 to shareholders of record as of February 29, 2024.

On March 28, 2024, the Company's Board declared a distribution of $0.12 per Common Share, which is payable on April 26, 2024 to shareholders of record as of March 28, 2024.

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 2,058,460 Common Shares on March 1, 2024 for an aggregate offering price of $50 million. After the capital drawdown, the Company had $0 in unfunded commitments.

On February 6, 2024, the Board was notified of Chris Flynn’s intention to resign as Trustee and Chief Executive Officer of the Company in connection with his resignation as President of FEAC, which will be effective in early 2025. The effective date of his resignation as a trustee and officer of the Company is yet to be determined. Mr. Flynn’s decision to depart was not the result of any disagreement relating to FEAC’s or the Company’s operations, policies or practices.

Results of Operations

We are a newly-formed entity that commenced our loan origination and investment activities on July 10, 2023. We therefore have no prior periods with which to compare our operating results.

The following table represents our operating results (in thousands):

For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Operating Results
Total investment income	$4,447
Net expenses	4,434
Net unrealized appreciation (depreciation)	199
Net realized gain (loss)	—
Net increase (decrease) in net assets resulting from operations	$212

Investment Income

The composition of our investment income was as follows (in thousands):

For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Investment Income
Interest income	1,023
Dividend income	3,213
Other income	211
Total investment income	$4,447

For the Reporting Period ended December 31, 2023, total investment income was $4.4 million driven by our deployment of capital, as well as dividend income earned on our cash equivalents. The size of our investment portfolio at fair value was $70.9 million as of December 31, 2023, with a weighted average yield of 11.2%.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Operating Expenses
Interest expense	$888
Base management fees	683
Administrator expense	769
Organization costs	1,166
Amortization of continuous offering costs	374
Other Expenses	1,237
Capital gains incentive fee	25
Total operating expenses	5,142
Management fees waiver	(683)
Incentive fee waiver	(25)
Total expenses, net of fee waivers	$4,434

For the Reporting Period ended December 31, 2023, total expenses, net of fee waivers, were $4,434. The major expenses incurred by the fund include costs of our credit facility, fees due to the Adviser under the Advisory Agreement for base management fees and incentive fees, fees due to the Administrator under the Administration Agreement, expenses incurred in the organization of the Company, and the amortization of capitalized costs related to the continuous offering of our Common Shares. In addition, other expenses include professional fees (legal, audit and tax services), accounting and sub-administration fees, custodian fees, and printing fees.

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

Net Realized Gains and Losses Investments

During the Reporting Period ended December 31, 2023, the Company had no full or partial exits of investment and recognized no realized gains or losses on investment activity.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized, if any.

For the Reporting Period ended December 31, 2023, we had net unrealized appreciation on investments of $199 thousand.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase (decrease) in net assets resulting from operations totaled $0.2 million, or $0.05 per common share based on a weighted average of 4,367,466 outstanding for the Reporting Period ended December 31, 2023.

Financial Condition, Liquidity and Capital Resources

We generate our liquidity and capital resources primarily from (i) net proceeds from private offerings of our equity , (ii) cash flows from our operations (including interest and fees earned from our investments and principal repayments and proceeds from sales of our investments), and (iii) borrowings under our existing leverage facilities and any financing arrangements we may enter into in the future. These financings may come in the form of borrowings from banks and issuances of senior securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Our primary uses of cash include (i) investments in portfolio companies in accordance with our investment strategy, (ii) general corporate operations (including payments to the Adviser and Subadviser), (iii) debt service of any borrowings, (iv) share repurchases under our share repurchase program, and (v) cash distributions to our shareholders. We believe our current cash position, available capacity on our Credit Facility and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.

As of December 31, 2023, we had $183.4 million in cash and cash equivalents. Additionally, we had no borrowings outstanding under our Credit Facility, and we had $350 million available for additional borrowings under the Credit Facility, subject to borrowing base availability. See “Debt” below for additional information.

We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities.

Cash Flows

For the Reporting Period ended December 31, 2023, our operating activities used cash of $65.2 million, primarily in connection with the purchase of portfolio investments and payment of Company expenses.

For the Reporting Period ended December 31, 2023, our financing activities included proceeds of $252.7 million from the issuance of Common Shares, $1.1 million for the payment of offering costs, $1.2 million for the payment of distributions, and $1.7 million for the payment of financing costs.

Share Issuances

On April 28, 2023, the Adviser contributed $100,000 of capital to the Company in exchange for 4,000 shares of the Company’s Common Shares.

On June 28, 2023, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 2,052,000 of the Company’s common shares of beneficial interest, par value $0.001 per share (the “Common Shares”), for an aggregate offering price of $51.3 million.

On October 6, 2023, pursuant to a capital drawdown notice to its investors, the Company issued and sold 8,310,798 Common Shares for an aggregate offering price of $201.3 million. After the capital drawdown, the Company had $50.0 million in unfunded commitments.

The following table summarizes the issuance of shares pursuant to subscription agreements during the Reporting Period ended December 31, 2023 (dollar amounts in thousands):

Share Issuance Date	Number of Shares Issued	Aggregate Offering Proceeds
April 28, 2023	4,000	$100
July 10, 2023	2,052,000	$51,300
October 6, 2023	8,310,798	$201,300
Total	10,366,798	$252,700

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

As of December 31, 2023, the Company had not commenced its share repurchase program.

Distributions and Distribution Reinvestment

The following table presents distributions that were declared and payable during the Reporting Period ended December 31, 2023:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
December 20, 2023	December 20, 2023	December 28, 2023	$0.12	$1,244
				$1,244

With respect to distributions, we have adopted an “opt out” distribution reinvestment plan for shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the distribution reinvestment plan will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions.

Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

Debt

On September 22, 2023, First Eagle Private Credit Fund SPV, LLC (the “SPV”), as borrower, a wholly-owned financing subsidiary of the Company, the Company, as transferor, and FEPC Fund Servicer, LLC, as servicer, an affiliate of the Company, entered into a $350 million senior secured revolving credit facility with Morgan Stanley Bank N.A., as initial lender, certain other lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as account bank and collateral custodian, and FEPC Fund Servicer, LLC, a wholly-owned subsidiary of the Company, as servicer under the Credit Facility.

The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 75% of the principal balance of its eligible portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 65%. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through September 22, 2026. The Credit Facility has a minimum utilization requirement of 65% of the facility amount following a nine-month ramp-up period through the end of the revolving period. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The SPV’s obligations under the Credit Facility are secured by a first priority security interest in substantially all of the assets of the SPV, including its portfolio of investments and the Company’s equity interest in the SPV. As of December 31, 2023, the Company held 18 positions in the SPV’s account for collateral under the Credit Facility. As of December 31, 2023, the Company had no outstanding borrowings under the Credit Facility.

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

The components of interest expense were as follows (dollar amounts in thousands):

For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Borrowing administration fees	$148
Facility unused fees	589
Amortization of financing costs	151
Total interest expense	$888

Commitments and Contingencies and Off-Balance Sheet Arrangements

As of December 31, 2023, we had outstanding commitments to fund revolving lines of credit or delayed draw investments with an aggregate principal amount of $14.9 million.

Related Party Transactions

Refer to Note 3—“Agreements and Related Party Transactions” in the Notes to the Consolidated Financial Statements.

Critical Accounting Policies

The preparation of the Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates should be read in connection with our risk factors described in “Item 1A. Risk Factors.”

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2023 was to remain constant and that we took no actions to alter our existing interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollar amounts in thousands):

Change in Interest Rates	Interest Income	Interest Expense (1)	Net Income
Up 300 basis points	$1,983	$—	$1,983
Up 200 basis points	1,310	—	1,310
Up 100 basis points	637	—	637
Down 100 basis points	(710)	—	(710)
Down 200 basis points	(1,383)	—	(1,383)
(1)
No borrowings outstanding as of December 31, 2023.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of First Eagle Private Credit Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of First Eagle Private Credit Fund and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, changes in net assets and cash flows for the period April 28, 2023 (initial capitalization) through December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations, changes in its net assets and its cash flows for the period April 28, 2023 (initial capitalization) through December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 by correspondence with the custodian, portfolio company investees, and agent banks; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 28, 2024

We have served as the Company’s auditor since 2023.

First Eagle Private Credit Fund

Consolidated Statement of Assets and Liabilities

(in thousands, except share and per share amounts)

December 31, 2023
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost of: $70,684)	$70,883
Cash and cash equivalents	183,395
Interest and dividends receivable	1,654
Deferred financing costs	2,897
Deferred offering costs	978
Prepaid expenses and other assets	71
Total assets	$259,878

LIABILITIES
Payable for investments purchased	4,750
Offering costs payable	275
Financing costs payable	1,313
Accrued professional fees	444
Accrued administration expense	547
Accrued expenses and other liabilities	881
Total liabilities	$8,210
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.001 (unlimited shares authorized, 10,366,818 shares issued and outstanding)	10
Paid-in capital in excess of par value	252,307
Distributable earnings (accumulated losses)	(649)
Total net assets	$251,668
Net asset value per share	$24.28

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Operations

(in thousands, except share and per share amounts)

For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$1,023
Dividend income	3,213
Other income	211
Total investment income	4,447
Expenses:
Interest expense	888
Administration expense	769
Base management fees	683
Organization costs	1,166
Amortization of continuous offering costs	374
Trustees’ fees	277
Professional fees	613
Other general and administrative expenses	347
Capital gains incentive fee	25
Total expenses	5,142
Management fees waiver	(683)
Incentive fees waiver	(25)
Net expenses	4,434

Net investment income (loss)	13

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	—
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	199
Net change in unrealized appreciation (depreciation)	199
Net realized and unrealized gain (loss)	199
Net increase (decrease) in net assets resulting from operations	$212

Per share information - basic and diluted:
Net investment income (loss) per share (basic and diluted)	$0.00
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.05
Distributions declared per share	$0.12
Weighted average shares outstanding (basic and diluted)	4,367,466

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Changes in Net Assets

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, April 28, 2023	—	$—	$—	$—	$—
Operations:
Net investment income	—	—	—	13	13
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	199	199
Net increase (decrease) in net assets resulting from operations	—	—	—	212	212
Shareholder distributions:
Distributions to shareholders	—	—	—	(1,244)	(1,244)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(1,244)	(1,244)
Capital Share Transactions:
Common shares issued from reinvestment of distributions (1)	20	—	—	—	—
Issuance of shares	10,366,798	10	252,690	—	252,700
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(383)	383	—
Net increase (decrease) in net assets resulting from operations	10,366,818	10	252,307	383	252,700
Net increase (decrease) for the period	10,366,818	10	252,307	(649)	251,668
Balance, December 31, 2023	10,366,818	$10	$252,307	$(649)	$251,668

(1)
Par Value, Paid-in-Capital in Excess of Par Value and Total Net Assets are less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Cash Flows

(in thousands, except shares)

For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$212
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount and amortization of premium	(46)
Proceeds from sale of investments and principal repayments	243
Purchases of investments	(66,131)
Net realized (gains) losses on investments	—
Net change in unrealized (appreciation) depreciation on investments	(199)
Amortization of deferred financing costs	151
Amortization of continuous offering costs	374
Changes in operating assets and liabilities:
Interest and dividends receivable	(1,654)
Prepaid expenses and other assets	(71)
Accrued administration expense	547
Accrued professional fees	444
Accrued expenses and other liabilities	881
Net cash provided by (used in) operating activities	(65,249)
Cash flow from financing activities
Proceeds from issuance of shares	252,700
Distributions paid	(1,244)
Deferred financing costs paid	(1,736)
Deferred offering costs paid	(1,076)
Net cash provided by (used in) financing activities	248,644
Net increase in cash and cash equivalents	183,395
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$183,395
Supplemental disclosure of cash flow information and non-cash financing activities
Accrued but unpaid debt financing costs	$1,313
Accrued but unpaid offering costs	$275

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (5)	Acquisition Date	Maturity Date	Principal (6)	Amortized Cost (7)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Commercial Services & Supplies
Prime Security Services Borrower, LLC	(4)	United States	S + 2.50%	0.00%	7.84%	10/11/2023	10/13/2030	2,000	$1,979	$2,008	0.80%
Waste Resource Management Inc.	(4)(8)	United States	S + 5.75%	1.00%	11.11%	12/28/2023	12/28/2029	5,628	5,543	5,543	2.20
Waste Resource Management Inc. (Delayed Draw)	(8)(9)(11)	United States	S + 5.75%	1.00%	n/a	12/28/2023	12/28/2029	—	(10)	(31)	(0.01)
Waste Resource Management Inc. (Revolver)	(8)(9)(11)	United States	S + 5.75%	1.00%	n/a	12/28/2023	12/28/2029	—	(12)	(12)	—
									7,500	7,508	2.99
Construction & Engineering
RL James, Inc.	(4)(8)	United States	S + 6.00%	0.00%	11.46%	12/15/2023	12/15/2028	2,301	2,259	2,258	0.90
RL James, Inc. (Delayed Draw)	(8)(9)(11)	United States	S + 6.00%	0.00%	n/a	12/15/2023	12/15/2028	—	(40)	(41)	(0.02)
RL James, Inc. (Revolver)	(8)(9)(11)	United States	S + 6.00%	0.00%	n/a	12/15/2023	12/15/2028	—	(20)	(20)	(0.01)
									2,199	2,197	0.87
Diversified Consumer Services
LaserAway	(4)(8)	United States	S + 5.75%	0.75%	11.41%	9/22/2023	10/14/2027	1,522	1,504	1,522	0.60
Mammoth Holdings, LLC	(4)(8)	United States	S + 5.75%	0.00%	11.10%	11/15/2023	11/15/2030	3,636	3,565	3,564	1.42
Mammoth Holdings, LLC (Delayed Draw)	(8)(9)(11)	United States	S + 5.75%	0.00%	n/a	11/22/2023	11/15/2030	—	(9)	(18)	(0.01)
Mammoth Holdings, LLC (Revolver)	(8)(9)(11)	United States	S + 5.75%	0.00%	n/a	11/22/2023	11/15/2029	—	(9)	(9)	—
									5,051	5,059	2.01
Financial Services
Evertec Group, LLC	(4)(8)(10)	United States	S + 3.50%	0.75%	8.96%	10/12/2023	10/30/2030	1,800	1,774	1,807	0.72
									1,774	1,807	0.72
Health Care Facilities
Greenway Health, LLC	(8)	United States	S + 6.75%	0.00%	11.93%	12/20/2023	3/31/2029	9,758	9,467	9,465	3.76
									9,467	9,465	3.76

First Eagle Private Credit Fund

Consolidated Schedule of Investments - (Continued)

December 31, 2023

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (5)	Acquisition Date	Maturity Date	Principal (6)	Amortized Cost (7)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
Aspen Dental Management Inc.	(4)(8)(13)	United States	S + 5.75%	0.00%	n/a	12/21/2023	12/23/2027	5,000	4,750	4,937	1.96
Elevate HD Parent, Inc.	(4)(8)	United States	S + 6.00%	0.00%	11.46%	8/18/2023	8/20/2029	998	980	979	0.39
Elevate HD Parent, Inc. (Delayed Draw)	(8)(9)(12)	United States	S + 6.00%	0.00%	11.46%	8/18/2023	8/20/2029	23	22	21	0.01
Elevate HD Parent, Inc. (Delayed Draw)	(8)(9)(12)	United States	S + 6.00%	0.00%	n/a	8/18/2023	8/20/2029	—	(3)	(10)	—
Elevate HD Parent, Inc. (Revolver)	(8)(9)(11)	United States	S + 6.00%	0.00%	n/a	8/18/2023	8/20/2029	—	(4)	(4)	—
Houseworks Holdings	(4)(8)	United States	S + 6.50%	0.00%	12.04%	9/1/2023	12/15/2028	703	683	682	0.27
Houseworks Holdings (Delayed Draw)	(8)(9)(12)	United States	S + 6.50%	0.00%	n/a	9/1/2023	12/15/2028	—	(11)	(15)	(0.01)
Houseworks Holdings (Revolver)	(8)(9)(11)	United States	S + 6.50%	0.00%	n/a	9/1/2023	12/15/2028	—	(5)	(5)	—
Medrina, LLC	(4)(8)	United States	S + 6.25%	0.00%	11.74%	10/20/2023	10/20/2029	7,358	7,225	7,220	2.87
Medrina, LLC (Delayed Draw)	(8)(9)(11)	United States	S + 6.25%	0.00%	n/a	10/20/2023	10/20/2029	—	(9)	(29)	(0.01)
Medrina, LLC (Revolver)	(8)(9)(11)	United States	S + 6.25%	0.00%	n/a	10/20/2023	10/20/2029	—	(20)	(21)	(0.01)
Physician Partners, LLC	(4)(8)	United States	S + 5.50%	0.00%	10.88%	10/11/2023	12/23/2028	2,000	1,903	1,910	0.75
									15,511	15,665	6.22
Household Durables
Air Conditioning Specialist, Inc.	(4)(8)	United States	S + 7.25%	0.00%	12.90%	8/16/2023	11/9/2026	900	887	886	0.35
Air Conditioning Specialist, Inc. (Delayed Draw)	(8)(9)(11)	United States	S + 7.25%	0.00%	n/a	12/15/2023	11/9/2026	—	—	—	—
Air Conditioning Specialist, Inc. (Revolver)	(8)(9)(11)	United States	S + 7.25%	0.00%	12.91%	8/16/2023	11/9/2026	30	30	29	0.01
Dorel Industries Inc.	(4)(8)(10)	Canada	S + 8.30%	2.00%	13.68%	12/8/2023	12/8/2026	5,978	5,883	5,881	2.34
									6,800	6,796	2.70

IT Services
Acumera, Inc.	(4)(8)	United States	S + 7.50%	1.00%	12.48%	9/29/2023	6/7/2028	969	955	954	0.38
Acumera, Inc. (Revolver)	(8)(9)(11)	United States	S + 7.50%	1.00%	n/a	9/29/2023	6/7/2028	—	(1)	(1)	—
									954	953	0.38
Oil, Gas & Consumable Fuels
Essar Oil (UK) Limited	(8)(10)	Europe	S + 6.25%	3.00%	11.74%	10/31/2023	10/29/2024	7,609	7,544	7,533	2.99
									7,544	7,533	2.99
Passenger Airlines
American Airlines, Inc.	(9)(10)	United States	S + 3.50%	0.00%	8.87%	11/17/2023	6/4/2029	3,000	2,970	3,010	1.20
									2,970	3,010	1.20

First Eagle Private Credit Fund

Consolidated Schedule of Investments - (Continued)

December 31, 2023

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (5)	Acquisition Date	Maturity Date	Principal (6)	Amortized Cost (7)	Fair Value	Percentage of Net Assets
Professional Services
SR Landscaping, LLC	(4)(8)	United States	S + 6.25%	1.00%	11.70%	10/30/2023	10/30/2029	5,404	5,325	5,323	2.11
SR Landscaping, LLC (Delayed Draw)	(8)(9)(11)	United States	S + 6.25%	1.00%	n/a	10/30/2023	10/30/2029	—	(9)	(27)	(0.01)
SR Landscaping, LLC (Revolver)	(8)(9)(11)	United States	S + 6.25%	1.00%	11.70%	10/30/2023	10/30/2029	89	76	76	0.03
									5,392	5,372	2.13
Software
Enverus Holdings, Inc.	(4)(8)(9)	United States	S + 5.50%	0.75%	10.86%	12/28/2023	12/24/2029	3,848	3,791	3,790	1.50
Enverus Holdings, Inc. (Delayed Draw)	(8)(9)(11)	United States	S + 5.50%	0.75%	n/a	12/28/2023	12/24/2029	—	(1)	(3)	—
Enverus Holdings, Inc. (Revolver)	(8)(9)(11)	United States	S + 5.50%	0.75%	n/a	12/28/2023	12/24/2029	—	(4)	(4)	—
									3,786	3,783	1.50
Textiles, Apparel, & Luxury Goods
Rachel Zoe, Inc.	(4)(8)	United States	S + 7.66%	3.00%	13.01%	10/11/2023	10/9/2026	470	462	462	0.18
TR Apparel, LLC	(4)(8)	United States	S + 8.00%	2.00%	13.32%	8/9/2023	6/20/2027	1,300	1,274	1,271	0.51
									$1,736	$1,733	0.69
Total First Lien Debt									$70,684	$70,881	28.16%

Warrant
IT Services
Acumera, Inc.	(8)	United States						1	—	2	0.01

Total Investments - non-controlled/non-affiliated									$70,684	$70,883	28.17%

(1)
Security may be an obligation of one or more entities affiliated with the named portfolio company.
(2)
All debt investments are income producing unless otherwise noted. All equity and warrant investments are non-income producing unless otherwise noted.
(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(4)
These debt investments were pledged as collateral under the Company’s Credit Facility as of December 31, 2023 (refer to Note 6).
(5)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR”) (denoted as “S”) which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2023. Variable rate loans typically include an interest reference rate floor feature, which the Company has indicated if applicable.
(6)
Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares/shares owned.

(7)
The cost represents the original cost adjusted for the amortization of discount and premium, as applicable, and inclusive of any capitalized paid-in-kind income (“PIK”), for debt securities.
(8)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the valuation designee under the oversight of the Board (refer to Note 2 and Note 4), pursuant to the Company’s valuation policy.
(9)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost.
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total.
(11)
Portfolio company pays 0.5% unfunded commitment fee on revolving loan facility.
(12)
Portfolio company pays 1.0% unfunded commitment fee on delayed draw term loan.
(13)
This position has not yet settled as of December 31, 2023. The Company will not accrue interest until the settlement date at which point SOFR will be established.

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Notes to Consolidated Financial Statements

(in thousands, except share/per share data, percentages and as otherwise noted)

Note 1. Organization

First Eagle Private Credit Fund (together with its subsidiaries, the “Company”), is a Delaware statutory trust formed on October 20, 2021 to act as a non-diversified, closed-end management investment company. On May 31, 2023, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company expects to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to qualify as a RIC annually thereafter.

The Company is externally managed by First Eagle Investment Management, LLC (“FEIM” or the “Adviser”). The Adviser oversees the management of the Company’s activities and supervises the activities of First Eagle Alternative Credit, LLC (“FEAC” or the “Subadviser”, and together with the Adviser, the “Advisers”). FEAC, an alternative credit adviser that is a wholly-owned subsidiary of FEIM, serves as the Company’s investment subadviser and administrator (the “Administrator”).

The Company has two wholly owned subsidiaries - First Eagle Private Credit Fund SPV, LLC, which is a financing subsidiary of the Company, and FEPC Fund Servicer, LLC, which is the servicer of the Company’s Credit Facility.

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

The Company is offering and selling its common shares of beneficial interest, par value $0.001 per share (the “Common Shares”), in a continuous private placement (the “Private Offering”) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. The Company commenced its loan origination process and investment activities contemporaneously with the initial closing (excluding the initial seed capital investment made by the Adviser) (the “Initial Closing”) of the Private Offering and commenced operations following its first capital call on July 10, 2023 (“Commencement of Operations”). Prior to the Initial Closing, on April 28, 2023, the Adviser purchased 4,000 Common Shares at $25.00 per share (the “Initial Capitalization”).

Note 2. Significant Accounting Policies

Basis of Presentation

The Company is an investment company following the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Company’s first fiscal period ended on December 31, 2023. The Company’s reporting period for the fiscal year is from April 28, 2023 (the date of the Initial Capitalization) through December 31, 2023 (the “Reporting Period”).

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X.

The Company had no net assets as of December 31, 2022. As a result, comparative consolidated statements of assets and liabilities, consolidated statements of operations, consolidated statements of changes in net assets and consolidated statements of cash flows are not presented.

As an emerging growth company, the Company intends to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Consolidation

As provided under ASC Topic 946, Financial Services—Investment Companies, the Company generally will not consolidate its investment in a company other than substantially owned investment company subsidiaries or a controlled operating company whose business consists of providing services to the Company.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and such differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalents are held with a financial institution and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

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

Fair Value of Financial Instruments

The Company applies fair value to its portfolio investments in accordance with ASC Topic 820—Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 also requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. Refer to Note 5—“Fair Value Measurements” for further discussion regarding fair value measurements and hierarchy.

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

The Company had $1,023 of interest income during the Reporting Period ended December 31, 2023.

PIK Income

The Company may have investments in its portfolio which contain a contractual paid-in-kind (“PIK”), interest provision. PIK interest is computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment, and is recorded as income. The Company will cease accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect amounts to be collectible and will generally only begin to recognize PIK income again when all principal and interest have been paid or upon the restructuring of the investment where the interest is deemed collectible. To maintain the Company’s status as a RIC, PIK interest income, which is considered investment company taxable income, may be required to be paid out to shareholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash. The Company did not have any PIK investments during the Reporting Period ended December 31, 2023.

Dividend Income

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Dividend income from cash equivalents. Distributions received from a limited liability company or limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company had $3,213 of dividend income during the Reporting Period ended December 31, 2023.

Other Income

The Company may also generate revenue in the form of structuring, arranger or due diligence fees, amendment or consent fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees. Such fees are recognized as income when earned or the services are rendered. The Company had $211 of other income during the Reporting Period ended December 31, 2023.

Non-Accrual

Loans are placed on non-accrual status when there is reasonable doubt whether principal or interest payments will be collected in full. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. Additionally, any original issue discount (“OID”) and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2023, the Company had no loans on non-accrual status.

Organization and Offering Expenses

Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

Costs associated with the offering of Common Shares are capitalized as deferred offering costs on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period from the later of the Commencement of Operations or the date of incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offering.

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

Capitalized deferred financing costs related to the Credit Facility are presented separately on the Company’s Consolidated Statement of Assets and Liabilities. Refer to Note 6—“Borrowings” for additional information.

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

Distributions

The Company intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Company’s board of trustees (the “Board”), considering factors such as the Company’s earnings, cash flows, capital and liquidity needs and general financial condition and the requirements of Delaware law.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On March 29, 2023, the Company’s Board unanimously approved an investment advisory agreement (the “Advisory Agreement”) and a subadvisory agreement (the “Subadvisory Agreement”), each of which became effective on March 30, 2023. Under the terms of the Advisory Agreement, the Company will pay the Adviser a fee for its services consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders. The subadvisory fee payable to FEAC will be paid by FEIM out of its investment advisory fee rather than paid separately by the Company. Base management fees and incentive fees began to accrue upon the Commencement of Operations.

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

For the Reporting Period ended December 31, 2023, base management fees representing $683 were fully waived (see “Fee Waiver” below). As of December 31, 2023, there were no amounts payable to the Adviser relating to management fees.

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

“Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement entered into between us and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).

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

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized). Pre-Incentive Fee Net Investment Income Returns are calculated on a quarterly basis with no look-back period.

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

These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

For the Reporting Period ended December 31, 2023, the Company did not accrue income-based incentive fees.

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

Under GAAP, the Company includes unrealized gains in the calculation of capital gains incentive fee expense. This accrual reflects the incentive fees that would be payable to the Adviser if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

For the Reporting Period ended December 31, 2023, the Company accrued $25 in capital gains incentive fees which were fully waived (see “Fee Waiver” below). As of December 31, 2023, there were no amounts payable to the Adviser relating to capital gain incentive fees.

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

Administration Agreement

The Company has also entered into an Administration Agreement with FEAC as the Administrator. Under the Administration Agreement, the Administrator performs, or oversees the performance of, administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the U.S. Securities and Exchange Commission (“SEC”). In addition, the Administrator assists in determining and publishing the Company’s NAV, oversees the preparation and filing of the Company’s tax returns, oversees the printing and dissemination of reports to the Company’s shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Administrator for its allocable portion of the costs and expenses incurred by the Administrator for overhead in performance by the Administrator of its duties under the Administration Agreement and the Subadvisory Agreement, including facilities, office equipment, technology costs and the Company’s allocable portion of cost of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs, which may include personnel at FEIM or FEAC, as well as any costs and expenses incurred by the Administrator relating to any administrative or operating services provided by the Administrator to the Company. The Company’s Board reviews the allocation methodologies with respect to such expenses. Under the Administration Agreement, non-investment professionals of the Administrator may provide, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that the Company’s Administrator outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Administrator. Administrative costs and expenses under the Administration Agreement began to accrue upon the Commencement of Operations.

For the Reporting Period ended December 31, 2023, the Company incurred administrator expenses of $769. As of December 31, 2023, $547 of administrator expenses were due to the Administrator, which was included in accrued administrator expenses on the Consolidated Statement of Assets and Liabilities.

Note 4. Investments

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2023:

	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien loan	$70,684	$70,881	100.00%
Warrant	—	2	—
Total investments	$70,684	$70,883	100.00%

The following is a summary of the industry classifications in which the Company invests as of December 31, 2023:

	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Commercial Services & Supplies	$7,500	$7,508	10.59%	2.99%
Construction & Engineering	2,199	2,197	3.10	0.87
Diversified Consumer Services	5,051	5,059	7.14	2.01
Financial Services	1,774	1,807	2.55	0.72
Health Care Facilities	9,467	9,465	13.35	3.76
Health Care Providers & Services	15,511	15,665	22.10	6.22
Household Durables	6,800	6,796	9.59	2.70
IT Services	954	955	1.35	0.39
Oil, Gas & Consumable Fuels	7,544	7,533	10.63	2.99
Passenger Airlines	2,970	3,010	4.25	1.20
Professional Services	5,392	5,372	7.58	2.13
Software	3,786	3,783	5.34	1.50
Textiles, Apparel, & Luxury Goods	1,736	1,733	2.43	0.69
Total	$70,684	$70,883	100.00%	28.17%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of December 31, 2023:

	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$57,257	$57,469	81.07%	22.84%
Canada	5,883	5,881	8.30	2.34
Europe	7,544	7,533	10.63	2.99
Total	$70,684	$70,883	100.00%	28.17%

As of December 31, 2023, there were no loans on non-accrual status.

As of December 31, 2023, on a fair value basis, 100% of the Company’s performing debt investments bore interest at a floating rate.

Note 5. Fair Value Measurements

Investments

The Company values all investments in accordance with ASC Topic 820, which requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. As defined in ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity.

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

Pursuant to Rule 2a-5 under the 1940 Act (“Rule 2a-5”), the Board has designated FEIM as the Company’s valuation designee, as the term is defined in Rule 2a-5 (the “Valuation Designee”). FEIM, as the Valuation Designee, performs fair value determinations of the Company’s assets by implementing valuation policies and procedures approved by the Board, subject to the oversight of the Board and the Board’s Audit Committee, and in compliance with the requirements of Rule 2a-5. In calculating the value of the Company’s total assets, investments for which market quotations are readily available are valued using market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers. Debt and equity securities for which market quotations are not readily available or are determined to be unreliable are valued at fair value as determined in good faith by the Valuation Designee.

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

When we determine our net asset value (“NAV”) as of the last day of a month that is not also the last day of a calendar quarter, we intend to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, FEIM’s valuation team will generally value such assets at the most recent quarterly valuation unless FEAC determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If FEAC determines such a change has occurred with respect to one or more investments, the relevant portfolio management team shall determine whether to recommend a change to the FEIM valuation committee and whether the applicable pricing professional will determine whether to engage an independent valuation firm for assistance. FEIM will then discuss and determine the fair value of such investment(s) in the Company’s portfolio in good faith based on the input of any applicable respective independent valuation firms.

The types of factors that the Valuation Designee may take into account in fair value pricing the Company’s investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

For cash flow debt investments, the Valuation Designee generally determines the fair value primarily using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investment. The Valuation Designee’s estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The enterprise value, a market approach, is used to determine the value of debt investments that are credit impaired, close to maturity or where the Company also holds a controlling equity interest. The method for determining enterprise value uses a multiple analysis, whereby appropriate multiples are applied to the portfolio company’s revenues or net income before net interest expense, income tax expense, depreciation and amortization, or EBITDA.

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

For equity investments, an income and/or market approach is generally used to value equity investments for which there is no established public or private market. The market approach values an investment by examining observable market values for similar investments. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of these factors may include current market trading and/or transaction multiples, the portfolio company’s relative financial performance relative to public and private peer companies and leverage levels.

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

As of December 31, 2023, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuations procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

Fair Value Disclosures

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2023:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Loan	$—	$5,018	$65,863	$70,881
Warrant	$—	$—	$2	$2
Total Investments	$—	$5,018	$65,865	$70,883
Percentage of Total	0.00%	7.08%	92.92%	100.00%

The following table provides a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the Reporting Period ended December 31, 2023:

	For the Period April 28, 2023 (initial capitalization) through December 31, 2023
	First Lien Debt	Warrant	Total Investments
Fair value, beginning of period	$—	$—	$—
Purchase of investments (including PIK)	65,933	—	65,933
Proceeds from principal repayments and sales of investments	(243)	—	(243)
Amortization of premium/accretion of discount, net	45	—	45
Net realized gain (loss) on investments	—	—	—
Net change in unrealized appreciation (depreciation) on investments	127	2	129
Fair value, end of period	$65,862	$2	$65,864
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at December 31, 2023	$127	$2	$129

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. This table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
First lien debt (2)	$46,999	Discounted cash flows (income approach)	Comparative Yield	9.38%	14.90%	11.27%
	15,146	Recoverability	Collateral Value	$19.6mm	$345.7mm	$196.1mm
	62,145
Warrant	2	Market comparable companies (market approach)	EBITDA Multiple	14.4x	14.9x	14.7x
Total	$62,147
(1)
Weighted averages are calculated based on fair value of investments.
(2)
Excluded from the presentation is $3,717 in first lien senior secured debt for which the Valuation Designee did not develop the unobservable inputs for the determination of fair value (examples include insufficient liquidity and single source quotation).

The significant unobservable input used in the fair value measurement of the Company’s debt securities, excluding investments in asset-backed loans, is the comparative yield which is used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. In determining the comparative yield for the income approach, the Company considers current market yields and multiples, weighted average cost of capital, portfolio company performance, leverage levels, credit quality, among other factors, including U.S. federal tax rates, in its analysis. Significant increases (decreases) in the comparative yield in isolation would result in a significantly lower (higher) fair value measurement.

The primary significant unobservable input used in the fair value measurement of the Company’s investment in asset-backed loans is the net realizable value of the underlying collateral of the loan. The Company considers information provided by the borrower in its compliance certificates and information from third party appraisals, among other factors, in its analysis. Significant increases (decreases) in the net realizable value of the underlying collateral would result in a significantly higher (lower) fair value measurement.

Other Financial Assets and Liabilities

As of December 31, 2023, the carrying amounts of the Company’s other financial instruments, such as cash, receivables and payables, approximate the fair value of such items due to the short maturity of such instruments and would be categorized as Level 1 within the fair value hierarchy. As of December 31, 2023, the carrying amount of the Company’s outstanding Credit Facility approximates fair value and would be categorized as Level 3 within the fair value hierarchy. The fair value of the Credit Facility is estimated based upon market interest rates and entities with similar credit risk.

Note 6. Borrowings

In connection with the Company’s organization, the Board and the Company’s initial shareholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result of this approval, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2023, the Company had no outstanding borrowings.

SPV Financing Facility

On September 22, 2023, First Eagle Private Credit Fund SPV, LLC (the “SPV”), a wholly-owned financing subsidiary of the Company, entered into a $350,000 senior secured revolving credit facility (the “Credit Facility”) with Morgan Stanley Bank, N.A., as initial lender, certain other lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as account bank and collateral custodian, and FEPC Fund Servicer, LLC, a wholly-owned subsidiary of the Company, as servicer under the Credit Facility.

The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 75% of the principal balance of its eligible portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 65%. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through September 22, 2026. The Credit Facility has a minimum utilization requirement of 65% of the facility amount following a nine-month ramp-up period through the end of the revolving period. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The SPV’s obligations under the Credit Facility are secured by a first priority security interest in substantially all of the assets of the SPV, including its portfolio of investments, and the Company’s equity interest in the SPV. As of December 31, 2023, the Company held 17 investments with a total fair market value of $50,997 in the SPV as collateral for the Credit Facility. As of December 31, 2023, the Company had no outstanding borrowings under the Credit Facility.

The Credit Facility has a scheduled maturity date of September 22, 2028, or earlier in accordance with the terms of the Credit Facility. Borrowings under the Credit Facility bear interest initially at the annual rate of three month term Secured Overnight Financing Rate (“SOFR”) plus spread. The initial spread is 3.05% per annum for term SOFR advances during the revolving period and 3.55% per annum during the amortization period. Additionally, the SPV pays a fee of 0.15% per annum on the notional loan amount of $350,000 and an unused fee of 0.60% per annum on any unused portion of the Credit Facility.

Components of Interest Expense

The components of the Company’s interest expense were as follows:

For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Borrowing administration fees	$148
Facility unused fees	589
Amortization of financing costs	151
Total interest expense	$888

Note 7. Commitments and Contingencies

Unfunded Commitments

Unfunded commitments to provide funds to portfolio companies are not reflected on the Company's Consolidated Statement of Assets and Liabilities. The Company’s unfunded commitments may be significant from time to time. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company intends to use cash flow from normal and early principal repayments and proceeds from borrowings to fund these commitments.

As of December 31, 2023, the Company has the following unfunded commitments to portfolio companies:

December 31, 2023
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
Air Conditioning Specialist, Inc.	Delayed Draw	11/9/2026	$28	$—
Elevate HD Parent, Inc.	Delayed Draw	8/20/2029	$110	$(2)
Elevate HD Parent, Inc.	Delayed Draw	8/20/2029	$533	$(10)
Enverus Holdings, Inc.	Delayed Draw	12/24/2029	$192	$(3)
Housework Holdings	Delayed Draw	12/15/2028	$502	$(15)
Mammoth Holdings, LLC	Delayed Draw	11/15/2030	$909	$(18)
Medrina, LLC	Delayed Draw	10/20/2029	$1,550	$(29)
RL James, Inc.	Delayed Draw	12/15/2028	$2,162	$(41)
SR Landscaping, LLC	Delayed Draw	10/30/2029	$1,784	$(27)
Waste Resource Management Inc.	Delayed Draw	12/28/2029	$2,069	$(31)
Revolver
Acumera, Inc.	Revolver	6/7/2028	$62	$(1)
Air Conditioning Specialist, Inc.	Revolver	11/9/2026	$62	$(1)
Elevate HD Parent, Inc.	Revolver	8/20/2029	$200	$(4)
Enverus Holdings, Inc.	Revolver	12/24/2029	$293	$(4)
Housework Holdings	Revolver	12/15/2028	$178	$(5)
Mammoth Holdings, LLC	Revolver	11/15/2029	$455	$(9)
Medrina, LLC	Revolver	10/20/2029	$1,107	$(21)
RL James, Inc.	Revolver	12/15/2028	$1,081	$(20)
SR Landscaping, LLC	Revolver	10/30/2029	$801	$(12)
Waste Resource Management Inc.	Revolver	12/28/2029	$828	$(12)
Total Unfunded Commitments			$14,906	$(265)

Legal Proceedings

From time to time, the Company, or the Advisers, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of the Company's rights under contracts with its portfolio companies. Neither the Company, nor the Advisers, is currently subject to any material legal proceedings.

Note 8. Net Assets

Share Issuances

In connection with its formation, the Company has the authority to issue an unlimited number of Common Shares.

The following table summarizes the issuance of shares during the Reporting Period ended December 31, 2023:

Share Issuance Date	Number of Shares Issued	Aggregate Offering Proceeds
April 28, 2023	4,000	$100
July 10, 2023	2,052,000	$51,300
October 6, 2023	8,310,798	$201,300
Total	10,366,798	$252,700

The sales of Common Shares were made pursuant to subscription agreements entered into by the Company and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase Common Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten calendar days prior notice to the funding date.

As of December 31, 2023, the Company has received capital commitments totaling $302,700, of which $50,000 remained uncalled.

Distributions

The following table presents distributions that were declared and payable during the Reporting Period ended December 31, 2023:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
December 20, 2023	December 20, 2023	December 28, 2023	$0.12	$1,244
				$1,244

Character of Distributions

The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, and capital gains proceeds from the sale of assets.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table present the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the Reporting Period ended December 31, 2023:

December 31, 2023
Ordinary income (including net short-term capital gains)	$1,244
Capital gains	—
Return of capital	—
Total taxable distributions	$1,244

Distribution Reinvestment

The Company has adopted a dividend reinvestment plan (“DRP”), pursuant to which it reinvests all cash dividends declared by the Board on behalf of its shareholders who elected not to receive their dividends in cash. Shareholders who have opted into the Company’s DRP will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. A participating shareholder will receive an amount of shares equal to the amount of the distribution on that participant’s shares divided by the most recent net asset value (“NAV”) per share that is available on the date such distribution was paid. Shareholders who receive distributions in the form of shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, since their cash distributions will be reinvested, those shareholders will not receive cash with which to pay any applicable taxes. The Company intends to use newly issued shares to implement the plan. Shares issued under the dividend reinvestment plan will not reduce outstanding Capital Commitments.

Share Repurchase Program

Beginning no later than the first full calendar quarter after the first anniversary of the Initial Closing, and at the discretion of the Board, the Company intends to commence a share repurchase program in which it intends to offer to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the last calendar day of the applicable quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of its shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board intends to reinstate the share repurchase program when appropriate and subject to our Board’s duties to the Company. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act. All Common Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares.

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

Note 9. Income Taxes

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized;

(2) income or loss recognition on exited investments, if any; (3) temporary differences in the recognition of expenses for book and tax purposes; and (4) other non-deductible expenses.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the Reporting Period ended December 31, 2023, permanent differences were as follows:

December 31, 2023
Undistributed net investment income (loss)	$379
Accumulated net realized gain (loss)	4
Paid in capital	(383)

During the Reporting Period ended December 31, 2023, permanent differences were principally related to non-deductible offering costs.

The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2023:

December 31, 2023
Net increase (decrease) in net assets resulting from operations	$212
Net change in unrealized appreciation (depreciation)	(199)
Expenses not currently deductible and income and realized losses not currently includable	1,107
Non-deductible expenses and income not includable	383
Taxable/distributable income	$1,503

The components of accumulated under-distributed (over-distributed) earnings as calculated on a tax basis for the taxable year ended December 31, 2023 are as follows:

December 31, 2023
Distributable ordinary income	$255
Distributable capital gains	4
Net unrealized (appreciation) depreciation	199
Other temporary book/tax differences	(1,107)
Total accumulated earnings (losses) - net	$(649)

Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Company may get carried forward indefinitely, and retain their character as short-term and/or long-term losses. Any such losses will be deemed to arise on the first day of the next taxable year. The Company did not have any capital losses for the year ended December 31, 2023.

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2023 are as follows:

December 31, 2023
Tax cost	$70,883
Gross unrealized appreciation	317
Gross unrealized depreciation	(118)
Net unrealized investment appreciation (depreciation) on investments	$199

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

Note 10. Financial Highlights and Senior Securities

The following is a schedule of financial highlights for the Reporting Period ended December 31, 2023:

For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Per Share Data:
Net assets, beginning of period	$—
Net investment income (loss) (1) (2)	—
Net increase (decrease) in net assets resulting from operations (1)	0.05
Distributions declared from net investment income	(0.12)
Issuance of shares	25.00
Other (3)	(0.65)
Total increase (decrease) in net assets	24.28
Net assets, end of period	$24.28
Shares outstanding, end of period	10,366,818
Total return based on NAV (4)	(2.40)%
Ratios:
Net expenses to average net assets (5)	6.24%
Net investment income to average net assets (5)	0.12%
Portfolio turnover rate (6)	0.95%
Supplemental Data:
Net assets, end of period	$251,668
Total capital commitments, end of period	$302,700
Ratios of total contributed capital to total committed capital, end of period	83.48%
Average debt outstanding (7)	$—
Asset coverage ratio (7)	—
(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
Amount rounds to less than $0.01/share.
(3)
Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)
Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s distribution reinvestment plan), if any, divided by the beginning NAV per share. Return calculations are not annualized.
(5)
For the Reporting Period ended December 31, 2023, amounts are annualized except for organizational costs, excise tax, and management fee and income based incentive fee waivers by the Adviser, if any. For the Reporting Period ended December 31, 2023, the ratio of total operating expenses to average net assets was 6.92%, on an annualized basis, excluding the effect of management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.68% of average assets.
(6)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.
(7)
As of December 31, 2023, the Company had no debt outstanding.

The following is information about the Company’s senior securities as of December 31, 2023:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Facility
December 31, 2023 (5)	$—	$—	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented, in thousands.
(2)
Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.

(3)
The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “-” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)
Not applicable because the senior securities are not registered for public trading.
(5)
As of December 31, 2023, the Company had no debt outstanding under its Credit Facility.

Note 11. Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of December 31, 2023, except as discussed below.

On February 6, 2024, the Company’s Board declared a distribution of $0.12 per Common Share, which was paid on February 27, 2024 to shareholders of record as of February 6, 2024.

On February 29, 2024, the Company’s Board declared a distribution of $0.12 per Common Share, which was paid on March 26, 2024 to shareholders of record as of February 29, 2024.

On March 28, 2024, the Company's Board declared a distribution of $0.12 per Common Share, which is payable on April 26, 2024 to shareholders of record as of March 28, 2024.

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 2,058,460 Common Shares on March 1, 2024 for an aggregate offering price of $50,000. After the capital drawdown, the Company had $0 in unfunded commitments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the period ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each such term is defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Trustees

Our business and affairs are managed under the direction of the Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, oversight over the valuation of our assets, oversight of our financing arrangements and corporate governance activities. Pursuant to our Declaration of Trust, the Board may modify, by amendment to our Bylaws, the number of members of the Board provided that the number of Trustees will never be less than two (2), except for a period of up to sixty (60) days after the death, removal or resignation of a Trustee pending the election of such Trustee’s successor. Our Board consists of seven (7) members, five (5) of whom are Independent Trustees. Our Board elects our executive officers, who serve at the discretion of the Board.

Trustees

Biographical information regarding the Board is set forth below. We have divided the trustees into two groups-Independent Trustees and interested Trustees. Interested Trustees are “interested persons” of the Advisers, as defined in Section 2(a)(19) of the 1940 Act (the “Interested Trustees”). Each trustee will hold office until his or her death, resignation, removal or disqualification.

Name and Year of Birth	Position	Trustee Since	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Trustee	Other Directorships Held During Past 5 Years
Independent Trustees
Nancy Hawthorne (born 1951)	Trustee (Chair)	Since March 2023	Founder and Partner, Hawthorne Financial Advisors, LLC (2014-2023)	3

Trustee, First Eagle Global

Opportunities Fund; Trustee, First Eagle Credit Opportunities Fund (2020-2022); Chairperson of the Board of First Eagle Alternative Capital BDC, Inc. (2020- March 2023); Director, Avid Technology, Inc. (provider of an open and integrated technology platform); Trustee, Brighthouse Financial (formerly known as the MetLife Funds) (family of mutual funds – 73 funds overseen) (since

2003); Director, CRA International, Inc. (global consulting firm)

Rajender Chandhok (born 1949)	Trustee	Since March 2023	Vice President, Investments and Trust Administration at Northrop Grumman (aerospace and defense) (2003-2021)	2	Trustee, First Eagle Global Opportunities Fund

Patrick Coyne (born 1963)	Trustee	Since March 2023

Director and Chair of the Investment Committee, The Philadelphia Contributionship (property and casualty insurance company that is a non-listed mutual fund) (since 2022); Director, Reinvestment Fund’s mutual fund assets (non-profit community development investment corporation) (since 2017); Founder and Partner, Windy Bay Partners (privately held investment partnership) (since 2016); Formerly, Chair, Archdiocese of Philadelphia’s Investment

Committee (2015-

2022); Chair, Barra Foundation’s Investment

Committee (charitable organization providing grants to low-income communities in the Philadelphia area) (2013-2020); Chair, Agnes Irwin School’s Investment Committee (2010-2018)

				2	Trustee, First Eagle Global Opportunities Fund
Stuart George (born 1968)	Trustee	Since March 2023	Director, Helena Devereaux Foundation (non-profit foundation) (since 2023); Treasurer, Board of Directors for Heights Philadelphia (nonprofit organization supporting urban high school and college students) (since 2018); Individual Investor (since 1997); Director, Healthy Markets (organization focused on educating buy-side firms on current global market rules/ regulations) (2016-2018)	2	Trustee, First Eagle Global Opportunities Fund
Laurence Smith (born 1958)	Trustee	Since March 2023	Chairman, Chief Investment Officer, and Founding Partner, Third Wave Global Investors (global macro investment advisory) (2004-2021)	2	Trustee, First Eagle Global Opportunities Fund; Director, Horton Point & Amplified Technology Holdings (financial technology) (since

2016); Trustee, Montefiore Health System (since

2015); Governor, Healthcare Trustees of New York State (since 2018); Director, Student- Run Investment Fund Board, University of Florida (since

2012); Director, Mirae Asset Emerging Markets Funds (2020-2023); Chairman of the Board of Directors, White Plains Hospital (2015-2022); Trustee, Stern Foundation (endowment fund) (2008-2020)

Interested Trustees (1)
David O’Connor (born 1966)	Head of Legal & Compliance; Trustee	Since March 2023

General Counsel, First Eagle

Investment Management, LLC; General Counsel, First Eagle Funds; General Counsel, First Eagle

Variable Funds; General Counsel, First Eagle Credit Opportunities Fund; General Counsel, First Eagle Holdings, Inc.; General Counsel and Manager, FEF Distributors, LLC; Director, First Eagle Amundi; Director, First Eagle Funds (Ireland) ICAV;

President and Chief Executive Officer, First Eagle Global Opportunities Fund; Managing Director, First Eagle Investment Management

GmbH; Director, First Eagle Investment Management, Ltd; Head of Legal and Compliance, Senior Managing Director and Chief Legal Officer, First Eagle Alternative Credit, LLC; prior to January 2017, Investment Management Consultant

2

Trustee, First Eagle Global

Opportunities Fund; Director, First Eagle Amundi; Director, First Eagle Funds (Ireland) ICAV; Director, First Eagle Investment Management, Ltd;

Managing Director, First Eagle Investment Management

GmbH

Christopher Flynn (born 1972)	President, Chief Executive Officer; Trustee	Since March 2023	Co-President, First Eagle Alternative Credit, LLC (2017– present); Co-Chief Investment Officer (2014-2017) of THL Credit Inc. and THL Credit Advisors LLC	1

Director, First Eagle Alternative Capital BDC, Inc. (2014- March 2023); First Eagle Logan JV

LLC (2014-July

2023); THL Credit Advisors LLC (2014-2020); THL Credit Merical Holdings Inc.;

Dimont Acquisition, Inc.

(1)
“Interested person,” as defined in the 1940 Act, of the Company. Each of Mr. O’Connor and Mr. Flynn is an interested person of the Company due to his affiliation with the Adviser and Subadviser, respectively.

The address of each Trustee is care of the Head of Legal & Compliance of the Company at 1345 Avenue of the Americas, New York, NY 10105.

Biographical Information

The following is information concerning the business experience of our Board and executive officers. Our Trustees have been divided into two groups—Interested Trustees and Independent Trustees. Interested Trustees are “interested persons” as defined in the 1940 Act.

Interested Trustees

Mr. Christopher J. Flynn. Mr. Flynn is the Co-President of FEAC and a trustee on the Board of the Company. He also serves on the Direct Lending Investment Committee and on the Global Investment Committee of FEAC. Previously, Mr. Flynn served as Co-Chief Investment Officer, and prior to that, Co-President and Managing Director, of THL Credit. Since joining FEAC (and its predecessor), Mr. Flynn has been involved in origination and closing investments, portfolio management, capital raising and management of THL Credit’s direct lending private funds and accounts, and the establishment of the Chicago and New York offices of THL Credit. Prior to joining THL Credit in 2007, Mr. Flynn was a Vice President at AIG in the Leveraged Capital Group. Mr. Flynn joined AIG in February 2005 after working for Black Diamond Capital Management, a hedge fund, as a Senior Financial Analyst. From 2000 to 2003, Mr. Flynn worked in a variety of roles at GE Capital, lastly as an Assistant Vice President within the Capital Markets Syndication Group. Prior to joining GE Capital, Mr. Flynn worked at BNP Paribas as a Financial Analyst and at Bank One as a Commercial Banker. Mr. Flynn earned his M.B.A. with a concentration in Finance and Strategy from Northwestern University’s Kellogg Graduate School of Business and his B.A. in Finance from DePaul University.

Mr. David O’Connor. Mr. O’Connor is General Counsel and Head of Legal and Compliance of the Advisor. He is also responsible for the firm’s risk management department. Prior to joining First Eagle in January 2017, he served as executive vice president and General Counsel for Delaware Investments and the Delaware Investments Family of Funds. He was also responsible for strategic investment relationships and initiatives and served as chairman of Delaware’s Dublin-based UCITs fund group. Mr. O’Connor served on the firm’s Board of Directors, as well as a variety of committees. Prior to joining Delaware’s Dublin-based UCITs fund group, Mr. O’Connor was an associate in the business and finance department of the Philadelphia office of Ballard Spahr, where he focused on mergers and acquisitions, contract negotiations and investment company work. Mr. O’Connor is Vice-Chair of the Board of Directors and a member of the Executive Committee of Heights Philadelphia, a nonprofit organization providing access to academic and workforce opportunities for Philadelphia high school and college students. He is also a member of the Board of Directors and the Investment Committee of The Barra Foundation, which supports innovation to inspire change that strengthens communities in the Greater Philadelphia region. He earned a bachelor’s degree with a double major in sociology and biblical studies from Gordon College and a J.D. with honors from Villanova University School of Law.

Independent Trustees

Mr. Rajender Chandhok. Mr. Chandhok was Vice President, Investments & Trust Administration at Northrop Grumman from April 2003 until March 2021. In that role, he was the Chief Investment Officer and responsible for investments and trust management of the company’s multiple benefit plans. Prior to joining Northrop Grumman, Mr. Chandhok was Vice President and Chief Financial Officer for the California Association of Realtors from 2001 until 2003. There he managed the association’s finance and administration related activities. Preceding that role, he spent seven years at Times Mirror Company in Los Angeles. He held several executive-level positions there, leaving as Vice President and Treasurer. Prior to Times Mirror Company, he spent six years at Pacific Enterprises, six years at Occidental Petroleum Company and three years at National Steel Corporation in several positions, with progressively increasing responsibilities in the areas of corporate finance, strategic planning and mergers and acquisitions. Previously, Mr. Chandhok has served as a member on the board of directors for The Pfaffinger Foundation, and a member of the investment committee of the California Community Foundation. Mr. Chandhok earned a bachelor’s degree in chemical engineering from the Indian Institute of Technology in New Delhi, India and an M.B.A. from the University of Michigan, Ann Arbor. For the Company, Mr. Chandhok serves as a member of the Audit Committee.

Mr. Patrick Coyne. Mr. Coyne retired as President and CEO of Delaware Investments in 2015. After joining Delaware Investments in 1990, Mr. Coyne served in various investment capacities ranging from co-head of fixed income to CIO of the equity department. Mr. Coyne currently serves as chair of the Archdiocese of Philadelphia’s Investment Committee, chair of the Barra Foundation’s Investment Committee, past chair of the Agnes Irwin School’s Investment Committee, director of The Philadelphia Contributionship, for which he also serves as the chair of the investment committee, and as a director for the Reinvestment Fund’s mutual fund assets. Mr. Coyne has also served as a board member of Kaydon Corporation, a publicly traded manufacturing company. Mr. Coyne is currently a founder and partner in Windy Bay Partners, a privately held investment partnership. Mr. Coyne is a graduate of Harvard University and the University of Pennsylvania’s Wharton School of Business. For the Company, Mr. Coyne serves as a member of the Audit Committee.

Mr. Stuart George. Mr. George is an individual investor (recently retired from 30 years as a Wall Street Trader) who invests in multiple asset classes such as equities, real estate, crypto currency, and technology start-ups such as Stel Life and Philanthropi, where he is an early stage investor providing capital for operations. Before retiring and focusing on personal investments, Mr. George spent 30 years working on the buy-side of Wall Street with a focus in equity. Mr. George began his professional Wall Street career in Columbus Ohio, working for State Teachers Retirement System of Ohio where he was an equity trader focused mainly on the U.S. domestic market. Mr. George spent the last 24 years of his career at Macquarie Investment Management in Philadelphia (formerly Delaware Investments) where he was Global Head of Equity Trading. In his duties as Global Head, Stuart managed a team of equity traders. Mr. George was responsible for all aspects of Macquarie’s Global Trading oversight including execution management, transaction cost analysis, OMS/EMS selection, broker relations and regulatory oversight. Mr. George has also been a leader in the equity trading field by participating on the boards of industry groups such as previously being the Co-Chair of the NASDAQ Investment Traders Association Committee (ITAC), previous board member of Healthy Markets (an organization focused on educating buy-side firms on current global market rules/regulations), and a speaker at multiple industry conferences. Mr. George was twice named to the Black Enterprise Magazine’s list of top African Americans on Wall Street (2011, 2017). Mr. George is currently Treasurer, board of directors for Heights Philadelphia in Philadelphia and serves on the board of the Helena Devereaux Foundation. Mr. George graduated from Franklin University in Columbus Ohio with a B.S. Finance & Banking. For the Company, Mr. George serves as the Chair of the Board’s Nominating and Governance Committee and as a member of the Audit Committee.

Ms. Nancy Hawthorne. Ms. Hawthorne serves as the Chair of the FEAC BDC board of directors. She served as founder and Partner of Hawthorne Financial Advisors, LLC, a registered investment advisor from 2014 until 2023. In addition, Ms. Hawthorne served as Chair and Chief Executive Officer of Clerestory LLC, a financial advisory and investment firm from August 2001 through December 2015. From 1997 to 1998, she served as Chief Executive Officer and Managing Partner of Hawthorne, Krauss & Associates, LLC, a provider of consulting services to corporate management, and as Chief Financial Officer and Treasurer of Continental Cablevision, a cable television company, from 1982 to 1997. Ms. Hawthorne serves on the board of directors of Avid Technologies where she has served as lead independent director since October 2014 and also from January 2008 to December 2011, interim Chief Executive Officer from August 2007 through December 2007, and chairperson from May 2004 to May 2007. Ms. Hawthorne is a director of the MetLife Funds, a family of mutual funds established by the Metropolitan Life Insurance Company. She has also served on the board of Charles River Associates, a public consulting firm since December 2014. She previously served on the Investment Committee at Wellesley College. She has a B.A. from Wellesley College and an M.B.A. from Harvard Business School. For the Company, Ms. Hawthorne serves as Chair of the Board and as a member of the Audit Committee and Nominating and Governance Committee.

Mr. Laurence Smith. Mr. Smith is Chairman, Chief Investment Officer, and Founding Partner of Third Wave Global Investors. He also serves as Chief Investment Officer and Board Director for Horton Point. Previously, he was the Global Chief Investment Officer and US CEO of Credit Suisse Asset Management. Prior to Credit Suisse, he held several positions at JP Morgan Investment Management, including Global Head of Asset Allocation and Balanced Accounts, and Co-Head of Fixed Income. Mr. Smith serves as Chairman of the White Plains Hospital Board of Directors. He is also a member of the Montefiore Health System Board and the Board of the Healthcare Trustees of New York State. He is a member of the Pacific Bridge Capital Advisory Board, serves on an advisory committee and a student-run investment fund board for the University of Florida, and is on the Board of the Stern Foundation. He holds an M.B.A. from the University of California, Berkeley, and an undergraduate degree in business from the University of Florida. For the Company, Mr. Smith serves as the Chair of the Board’s Audit Committee and serves as a member of the Nominating and Governance Committee.

Executive Officers Who are not Trustees

Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies. Information regarding the executive officers of the Company that are not trustees is as follows:

Name, Address, and Age	Position(s) Held with the Company	Length of Time Served	Principal Occupation(s) and Directorships Held During Past 5 Years
Executive Officers
Telmo Martins (born 1982)	Chief Compliance Officer	Since March 2023

Chief Compliance Officer, First Eagle Alternative Credit LLC; prior to December 2022, Chief Compliance Officer, Northern Funds and Northern Institutional Funds at Northern Trust Asset Management; prior to May 2020, Director, Deputy Chief Compliance Officer, AllianceBernstein Mutual Funds; prior to June 2018, VP, Director of Compliance, AllianceBernstein L.P.

Jennifer Wilson (born 1972)	Chief Financial Officer/ Treasurer	Since March 2023

Chief Accounting Officer, First Eagle Alternative Credit LLC; prior to January 2020, Director of Financial Planning & Analysis, LLC; THL Credit Advisors; Chief Accounting Officer, First Eagle Credit Opportunities Fund

Sabrina Rusnak-Carlson (born 1979)	General Counsel/ Secretary	Since March 2023

General Counsel, First Eagle Alternative Credit LLC; prior to January 2020, General Counsel and Chief Compliance Officer, THL Credit Advisors LLC; Deputy General Counsel, First Eagle Credit Opportunities Fund

Smriti Kodandapani (born 1983)	Deputy General Counsel/ Assistant Secretary	Since March 2023	Deputy General Counsel and Director, First Eagle Investment Management, LLC; prior to October 2018, Associate, Proskauer Rose LLP
William Karim (born 1980)	Deputy General Counsel	Since March 2023

Deputy General Counsel, First Eagle Alternative Credit LLC; prior to January 2020, Associate General Counsel, THL Credit LLC; prior to 2016, Attorney, Keurig; Associate General Counsel, First Eagle Credit Opportunities Fund

Sheelyn Michael (born 1971)	Deputy General Counsel	Since March 2023

Deputy General Counsel and Managing Director, First Eagle Investment Management, LLC; Secretary and Deputy General Counsel, First Eagle Funds and First Eagle Variable Funds; Director, First Eagle Investment Management, Ltd; Secretary and Deputy General Counsel, First Eagle Credit Opportunities Fund

Michael Luzzatto (born 1977)	Vice President	Since March 2023

Managing Director, First Eagle Investment Management, LLC; Vice President, FEF Distributors, LLC; Vice President, First Eagle Funds

and First Eagle Variable Funds; Vice President, First Eagle Credit Opportunities Fund

Casey Walker (born 1985)	Assistant Secretary	Since March 2023	Vice President, First Eagle Investment Management, LLC; Assistant Secretary, First Eagle Funds; Assistant Secretary, First Eagle Variable Funds

The address of each executive officer is care of the Head of Legal & Compliance of the Company at 1345 Avenue of the Americas, New York, NY 10105.

Communications with Trustees

Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual Trustees or any group or committee of Trustees, correspondence should be addressed to the Board or any such individual Trustees or group or committee of Trustees by either name or title. All such correspondence should be sent care of the Head of Legal & Compliance of the Company at 1345 Avenue of the Americas, New York, NY 10105.

Committees of the Board

Our Board currently has two committees: an Audit Committee and a Nominating and Governance Committee. We do not have a compensation committee because our executive officers do not receive any direct compensation from us.

Audit Committee. The Audit Committee is presently composed of five persons, Mr. Smith (Chairperson), Messrs. Chandhok, Coyne, and George and Ms. Hawthorne, all of whom are considered independent for purposes of the 1940 Act and meet the independence requirements of Rule 10A-3 of the Exchange Act.

The Audit Committee operates pursuant to a charter approved by the Board. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board in fulfilling its responsibilities for overseeing and monitoring:

•
the quality and integrity of our financial statements;
•
the adequacy of our system of internal controls;
•
the review of the independence and performance of, as well as communicate openly with, our independent registered public accounting firm; and
•
the performance of our internal audit function and our compliance with legal and regulatory requirements.

Our Audit Committee will have the authority to approve the engagement, and review the performance of, our independent registered public accounting firm.

The Audit Committee also monitors the execution of the valuation procedures, makes certain determinations in accordance with such procedures, and assists the Board in its oversight of the valuation of our investments; reviews and approves recommendations by FEIM for changes to our valuation policies for submission to the Board for its approval; reviews FEIM’s presentations on valuation, including valuations from any independent valuation firm; and oversees the implementation of our valuation procedures by FEIM.

Our Board has designated Messrs. Smith, Chandhok and Coyne and Ms. Hawthorne as “audit committee financial experts” pursuant to the provisions of Item 407(d)(5) of Regulation S-K, and, pursuant to the Audit Committee Charter, our Audit Committee consists solely of members who are Independent Trustees.

A copy of the charter of the Audit Committee is available in print to any shareholder who requests it.

Nominating and Governance Committee. The Nominating and Governance Committee is presently composed of three persons, Mr. George (Chairperson), Ms. Hawthorne and Mr. Smith, all of whom are considered independent for purposes of the 1940 Act.

The Nominating and Governance Committee operates pursuant to a charter approved by the Board, including making nominations, in compliance with our nominating procedures, for the appointment or election of Independent Trustees, personnel training policies and administering the provisions of the code of ethics and code of business conduct applicable to the Independent Trustees. The nominating procedures set forth our policy regarding trustee qualifications and skills, the process for identifying and evaluating trustee nominees, the process for evaluating trustee candidates nominated by shareholders, the process regarding shareholder communications with the Board and the policy regarding Trustees’ attendance of shareholder meetings. Under the Declaration of Trust, the Company is not required to hold annual meetings.

The Nominating and Governance Committee will consider qualified trustee nominees recommended by shareholders when such recommendations are submitted in accordance with our Bylaws and the nominating procedures and any other applicable law, rule or regulation regarding trustee nominations. Shareholders may submit candidates for nomination for the Board by writing to: Board of Trustees of First Eagle Private Credit Fund, c/o Head of Legal & Compliance, First Eagle Investment Management, LLC, 1345 Avenue of the Americas, New York, NY 10105. When submitting a nomination to us for consideration, a shareholder must provide certain information proving his status as a shareholder and certain information about each person whom the shareholder proposes to nominate for election as a trustee, including: (i) the name of the shareholder and evidence of the person’s ownership of shares of the Company, including the number of shares owned and the length of time of ownership; (ii) the name of the candidate, the candidate’s resume or a listing of his or her qualifications to be a trustee of the Company, and if requested by the Nominating and Governance Committee, a completed and signed trustee’s questionnaire; (iii) the class, series (if applicable) and number of shares of our common shares owned beneficially or of record by such individual; (iv) the date such shares were acquired and the investment intent of such acquisition; (v) whether such shareholder believes any such individual is, or is not, an “interested person” of the Company, as defined in the 1940 Act, and information regarding such individual that is sufficient, in the discretion of the Board or any committee thereof or any authorized officer of the Company, to make either such determination; and (vi) all other information relating to such individual that would be required to be disclosed in a proxy state mentor other filings required to be made in connection with solicitations of proxies for election of trustees pursuant to Section 14 of the Exchange Act, and the rules and regulations promulgated thereunder. Such notice must be accompanied by the proposed nominee’s written consent to be named as a nominee and to serve as a trustee if elected.

One of the goals of the Nominating and Governance Committee is to assemble a Board that brings us a variety of perspectives and skills derived from high quality business and professional experiences. In considering possible candidates for election as a trustee, the Nominating and Governance Committee takes into account, in addition to such other factors as it deems relevant, the desirability of trustees who:

•
are of high character and integrity;
•
are accomplished in their respective fields, with superior credentials and recognition;
•
have relevant expertise and experience upon which to be able to offer advice and guidance to management;
•
have sufficient time available to devote to the affairs and business of the Company;
•
are able to work with the other members of the Board and contribute to the success of the Company;
•
can represent the long-term interests of the Company’s shareholders as a whole; and
•
are selected such that the Board represents a range of backgrounds and experience.

The Nominating and Governance Committee also considers all applicable legal and regulatory requirements that govern the composition of the Board.

Other than the foregoing, there are no stated minimum criteria for trustee nominees, although the Nominating and Governance Committee may also consider such other factors as it may deem are in our best interests and those of our shareholders. The Nominating and Governance Committee also believes it appropriate for certain key members of our management to participate as members of the Board. The Nominating and Governance Committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. We believe that the backgrounds and qualifications of the trustees, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities. The Board does not have a specific diversity policy, but considers diversity of race, religion, national origin, gender, sexual orientation, disability, cultural background and professional experiences in evaluating candidates for Board membership.

The Nominating and Governance Committee identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of the Board does not wish to continue in service, the Nominating and Governance Committee will identify a replacement nominee with the desired skills and experience in light of the criteria above.

Current members of the Nominating and Governance Committee and Board are polled for suggestions as to individuals meeting the criteria of the Nominating and Governance Committee. Research may also be performed to identify qualified individuals. We have not engaged third parties to identify or evaluate or assist in identifying potential nominees to the Board.

A copy of the charter of the Nominating and Governance Committee is available in print to any shareholder who requests it.

Board Leadership Structure

The Board monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of service providers to us. Among other things, the Board approves the appointment of our investment advisers and related advisory agreements and administration agreement and our officers, reviews and monitors the services and activities performed by our investment advisers, administrator, custodian and our executive officers and approves the engagement of, and reviews the performance of, our independent registered public accounting firm.

Board Role in Risk Oversight

The Board performs its risk oversight function primarily through: (i) its standing committees, which report to the entire Board and are comprised solely of Independent Trustees, and (ii) active monitoring of our Chief Compliance Officer and our compliance policies and procedures.

Day-to-day risk management with respect to the Company is the responsibility of FEIM. In some cases, risk management is delegated to other service providers, including FEAC with respect to credit risk management, but in all cases, risk management is subject to the supervision of the Adviser. The Company is subject to a number of risks, including investment, compliance, operational and valuation risks, among others. While there are a number of risk management functions performed by the Adviser and the other service providers, as applicable, it is not possible to eliminate all of the risks applicable to the Company. Risk oversight is part of the Board’s general oversight of the Company and is addressed as part of various board and committee activities. The Board, directly or through a committee, also reviews reports from, among others, management, the independent registered public accounting firm for the Company and internal accounting personnel for the Adviser, as appropriate, regarding risks faced by the Company and management’s or its service providers’ risk functions. Nancy Hawthorne, an Independent Trustee, serves as Chairperson of the Board. The Board believes that it is in the best interests of the shareholders for Ms. Hawthorne to lead the Board because of her familiarity with our business and investment objective, her broad experience with the day-to-day management and operation of other investment funds and her significant background in the financial services industry, as described above. The Board believes that its leadership structure is appropriate because the structure allocates areas of responsibility among the individual Trustees and the committees in a manner that enhances effective oversight. The committee system facilitates the timely and efficient consideration of matters by the Trustees and facilitates effective oversight of compliance with legal and regulatory requirements and of the Company’s activities and associated risks. The Board also believes that its size creates an efficient corporate governance structure that provides opportunity for direct communication and interaction between management and the Board.

The Board has appointed a Chief Compliance Officer, who oversees the implementation and testing of the Company’s compliance program and reports to the Board regarding compliance matters for the Company and the Advisers. The Independent Trustees have engaged independent legal counsel to assist them in performing their oversight responsibilities.

We believe that the role of the Board in risk oversight is effective and appropriate given the extensive regulation to which we are already subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, we are limited in our ability to enter into transactions with our affiliates, including investing in any portfolio company in which one of our affiliates currently has an investment.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer and trustee of the Company.

There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly file a Form 8-K with the SEC.

Item 11. Executive Compensation.

Compensation of Trustees

Each Independent Trustee receives an annual fee of $50,000, if the Company’s net assets are less than $300 million, or an annual fee of $75,000, if the Company’s net assets are greater than or equal to $300 million. We also pay the Independent Trustees $2,000 per regular board meeting, and $1,000 per ad-hoc meeting, attended in person or by other communications equipment by means of which all persons participating in the meeting can hear each other, plus reimbursement of reasonable out of pocket expenses incurred in connection with in-person attendance at such meetings. In addition, we pay all members of the Audit Committee and the Nominating and Governance Committee an annual fee of $5,000 for their additional services in these capacities. The Chairpersons of the Audit Committee and the Nominating and Governance Committee are also each paid an additional annual fee of $5,000 for their additional services in this capacity. The Chairperson of the Board is also paid an annual fee of $25,000 for her additional services in this capacity. In addition, we purchase trustees’ and officers’ liability insurance on behalf of our Trustees and officers.

No compensation is paid to the Trustees who are interested persons of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Amounts payable under the arrangement are determined and paid quarterly as follows:

	Total Compensation earned from the Company for Fiscal Year 2023 (3)	Total Compensation earned from Fund Complex for Fiscal Year 2023
Interested Trustees
David O'Connor (1)	$—	$—
Christopher Flynn (1)	$—	$—
Independent Trustees
Nancy Hawthorne (4)	$70,750	$140,750
Rajender Chandhok	$48,250	$108,250
Patrick Coyne	$48,250	$108,250
Stuart George (5)	$55,750	$115,750
Laurence Smith (2)	$55,750	$120,750

(1)
These are interested trustees and, as such, do not receive compensation from the Company or the Fund Complex for their services as trustees.
(2)
Includes compensation as chairman of the Audit Committee.
(3)
The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.
(4)
Includes compensation as chairman of the Board.
(5)
Includes compensation as chairman of the Nominating and Governance Committee.

Compensation of Executive Officers

None of our officers receive direct compensation from us. The compensation based on the allocable time of our Chief Financial Officer and Chief Compliance Officer is paid by the Administrator, subject to reimbursement by us of an allocable portion of such compensation for services rendered by them to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator.

Further, we are prohibited under the 1940 Act from issuing equity incentive compensation, including stock options, stock appreciation rights, restricted stock and stock, to our officers, directors and employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 28, 2024, the beneficial ownership of each Trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and Trustees as a group. Percentage of beneficial ownership is based on 12,425,298 shares outstanding as of March 28, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Ownership information for those persons who beneficially own 5% or more of our shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our trustees are divided into two groups—interested and independent. Interested trustees are “interested persons” of the Company or the Adviser as defined in Section 2(a)(19) of the 1940 Act. Unless otherwise indicated, the address of all executive officers and trustees is 1345 Avenue of the Americas, New York, NY 10105.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage
Interested Trustees
David O'Connor (1)	—	*
Christopher Flynn (1)	—	*
Independent Trustees
Nancy Hawthorne	—	*
Rajender Chandhok	—	*
Patrick Coyne	—	*
Stuart George	—	*
Laurence Smith (2)	—	*
Executive Officers Who Are Not Directors
Telmo Martins	—	*
Jennifer Wilson	—	*
Sabrina Rusnak-Carlson	—	*
Smriti Kodandapani	—	*
William Karim	—	*
Sheelyn Michael	—	*
Michael Luzzatto	—	*
Casey Walker	—	*
All Trustees and Executive Officers as a Group (15 Persons)	—	*
5% or More Holders:	—	*
FEPCF Founders Fund, L.P. (1)	8,323,735	67.0%
Florida Power & Light Company Qualified Decommissioning Trust for Turkey Point and St. Lucie Nuclear Plants (2)	4,097,524	33.0%

* Less than 1%

(1)
Based solely on a Schedule 13D and amendments thereto filed by FEPCF Founders Fund, L.P. (“Founders Fund”), FEPCF Founders Fund GP LLC (“Founders Fund GP”), First Eagle Alternative Credit, LLC (“FEAC”), First Eagle Investment Management, LLC (“FEIM”) and First Eagle Holdings, Inc. (“FEH”). Founders Fund GP is the sole general partner of Founders Fund. FEAC is the investment advisor to Founders Fund and sole member of Founders Fund GP. FEIM is the sole and managing member of FEAC. FEH is the managing member of FEIM. Based on such filings, Founders Fund, Founders Fund GP, FEAC, FEIM and FEH maintain the shared power to vote or dispose of 8,327,774.002 shares consisting of 4,000 Common Shares held directly by FEIM and 8,323,734.508 Common Shares directly held by Founders Fund. The address of the principal business office of FEIM and FEH is 1345 Avenue of the Americas, 48th Floor, New York, NY 10105. The address of the principal business office of Founders Fund, Founders Fund GP and FEAC is 500 Boylston St., Suite 1200, Boston, MA 02116.
(2)
Based solely on a Schedule 13D and amendments thereto filed by NextEra Energy, Inc. (“NextEra Energy”) and Florida Power & Light Company (“FPL”). NextEra Energy is a holding company and conducts its operations principally through its wholly owned subsidiaries, FPL and, indirectly through certain other entities. FPL has the power and authority to direct the investment and voting decisions of the trustee of the Florida Power & Light Company Qualified Decommissioning Trusts for Turkey Point and St. Lucie Nuclear Plants (the “Trust”). The Trust directly owns the Common Shares. Based on such filings, NextEra Energy and FPL maintain the shared power to vote or dispose of 4,097,524 shares. The address of the principal business office of NextEra Energy and FPL is 700 Universe Boulevard, Juno Beach, Florida 33408.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Investment Advisory Agreement; Subadvisory Agreement; Administration Agreement

We have entered into the Advisory Agreement with the Adviser pursuant to which we pay the Adviser a management fee at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the month. For purposes of the Advisory Agreement, net assets means the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. We also pay the Adviser a two-part incentive fee based on (i) the amount by which our pre-incentive fee net investment income returns exceed a certain “hurdle rate” and (ii) our capital gains. The Adviser has entered into a Subadvisory Agreement with the Subadviser pursuant to which the Subadviser, subject to the oversight of the Adviser, is responsible for, among other things, identifying investment opportunities, monitoring our investments and determining the composition of our portfolio. Under the Subadvisory Agreement, the Subadviser, subject to the supervision of the Adviser, is responsible for managing the assets of the Company in accordance with the Company’s investment objective, investment strategies and policies. In addition, pursuant to the Advisory Agreement and the Administration Agreement, we will reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business—Advisory Agreement,” “Item 1. Business—Administration Agreement,” and “Item 1. Business—Payment of Our Expenses under the Advisory and Administration Agreements.” Each of the Advisory Agreement, the Subadvisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Advisory Agreement, the Subadvisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board, including a majority of independent trustees, or by the holders of a majority of our outstanding voting securities.

Co-Investment Relief

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. The SEC granted the Advisers an exemptive order that will allow us to co-invest in portfolio companies with Affiliated Funds and Proprietary Accounts of FEIM, FEAC or their affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions of the Co-Investment Order. Pursuant to the Co-Investment Order, we are permitted to co-invest with Affiliated Funds and/or Proprietary Accounts if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees make certain conclusions in connection with a co-investment transaction, including that:

1.
the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, and
2.
the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies.

Pursuant to such Co-Investment Order, the Company’s Board may establish Board Criteria clearly defining co -investment opportunities in which the Company will have the opportunity to participate with one or more FE Fund, and other public or private funds managed by the Advisers that target similar assets. If an investment falls within the Board Criteria, FEAC must offer an opportunity for the FE Funds to participate. A FE Fund may determine to participate or not to participate, depending on whether FEAC determines that the investment is appropriate for the FE Funds (e.g., based on investment strategy). If FEAC determines that such investment is not appropriate for us, the investment will not be allocated to us, but FEAC will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

Statement of Policy

Regarding Transactions with Related Persons, the Board will conduct quarterly reviews of any potential related party transactions brought to its attention and, during these reviews, it will consider any conflicts of interest brought to its attention pursuant to the Company’s compliance policies and procedures. Each of the Company’s trustees and executive officers is subject to the Company’s Code of Ethics, which places restrictions on related party transactions, and is instructed and periodically reminded to inform the Company’s Chief Compliance Officer or her designee of any potential related party transactions. In addition, each such trustee and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential related party transactions.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2023 was $270,000.

Fees included in the audit fees category are those associated with the annual audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2023 was $0.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. No audit related fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2023.

Tax Fees

The aggregate tax fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2023 was $44,000.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2023.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees and Audit-Related Fees and Tax Fees” above, for the year ended December 31, 2023.

No fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2023.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the year ended December 31, 2023. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Item 15. Exhibits.

The following documents are filed as part of this annual report:

(1)
Financial Statements - Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 61 of this Annual Report.
(2)
Financial Statement Schedules - None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.
(3)
Exhibits - The following is a list of all exhibits filed as part of this Annual Report, including those incorporated by reference.

Please note that the agreements included as exhibits to this Annual Report are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Second Amended and Restated Agreement and Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed on August 11, 2023).
3.2	Bylaws (incorporated by reference to Exhibit 3.6 to the Company's Registration Statement on Form 10, filed on April 3, 2023).
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 10, filed on May 31, 2023).
10.1	Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10, filed on May 31, 2023).
10.2	Subadvisory Agreement (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10, filed on May 31, 2023).
10.3	Administration Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10, filed on May 31, 2023).
10.4	Custody Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10, filed on May 31, 2023).
10.5	Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10, filed on April 3, 2023).
10.6	Transfer Agency Agreement (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10, filed on May 31, 2023).
10.7

Loan and Servicing Agreement, dated September 22, 2023, among First Eagle Private Credit Fund SPV, LLC, as borrower; First Eagle Private Credit Fund, as transferor; Morgan Stanley Bank, N.A., as initial lender; Morgan Stanley Senior Funding, Inc., as administrative agent; U.S. Bank Trust Company, National Association, as collateral agent; and U.S. Bank National Association, as account bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 28, 2023).

14	The Company's Code of Ethics (incorporated by reference to Exhibit 14.9 to the Company's Registration Statement on Form 10, filed on April 3, 2023).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Eagle Private Credit Fund

Date: March 28, 2024	By:	/s/ Christopher J. Flynn
Christopher J. Flynn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2024	By:	/s/ Christopher J. Flynn
Christopher J. Flynn
Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2024	By:	/s/ Jennifer M. Wilson
Jennifer M. Wilson
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: March 28, 2024	By:	/s/ David O’Connor
David O’Connor
Trustee

Date: March 28, 2024	By:	/s/ Nancy Hawthorne
Nancy Hawthorne
Trustee

Date: March 28, 2024	By:	/s/ Rajender Chandhok
Rajender Chandhok
Trustee

Date: March 28, 2024	By:	/s/ Patrick Coyne
Patrick Coyne
Trustee

Date: March 28, 2024	By:	/s/ Stuart George
Stuart George
Trustee

Date: March 28, 2024	By:	/s/ Laurence Smith
Laurence Smith
Trustee