Form 10-Q
period 2024-03-31
First Eagle Private Credit Fund
filed 2024-05-14
CIK 1890107

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2024, the registrant had 12,425,338 common shares of beneficial interest, $0.001 par value per share, outstanding.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. In addition to factors previously identified in the Item 1A. Risk Factors section of our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2024, as well as the risk factors set forth in “Risk Factors” of our Pre-Effective Registration Statement on Form N-2 filed on April 24, 2024, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

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
•
actual and potential conflicts of interest with First Eagle Holdings, Inc. and its subsidiaries and affiliated entities (collectively, “First Eagle”), the Adviser (as defined herein), the Subadviser (as defined herein), their affiliates, and their investment teams;
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
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the risks, uncertainties and other factors we identify in our most recent Annual Report on Form 10-K, as well as our Pre-Effective Registration Statement on Form N-2 filed with the SEC on March 29, 2024 and April 24, 2024, respectively, and in our other filings with the SEC that we make from time to time.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in our most recent Annual Report on Form 10-K, as well as our Pre-Effective Registration Statement on Form N-2 filed with the SEC on March 29, 2024 and April 24, 2024, respectively. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this prospectus or any prospectus supplement or other information incorporated herein by reference, as applicable. Moreover, we assume no duty and do not undertake to update the forward-looking statements and projections contained in this Quarterly Report, except as required by applicable law.

Because we are an investment company, the forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

First Eagle Private Credit Fund

Consolidated Statement of Assets and Liabilities (unaudited)

(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost of: $198,264 and $70,684, respectively)	$198,509	$70,883
Cash and cash equivalents	142,113	183,395
Interest and dividends receivable	2,186	1,654
Deferred financing costs	2,744	2,897
Deferred offering costs	1,135	978
Prepaid expenses and other assets	131	71
Total assets	$346,818	$259,878

LIABILITIES
Credit facility	5,000	—
Payable for investments purchased	36,717	4,750
Distributions payable	1,491	—
Offering costs payable	579	275
Trustees' fees payable	7	—
Financing costs payable	—	1,313
Accrued professional fees	427	444
Accrued administration expense	439	547
Accrued expenses and other liabilities	870	881
Total liabilities	$45,530	$8,210
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.001 (unlimited shares authorized, 12,425,318 and 10,366,818 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	12	$10
Paid-in capital in excess of par value	302,108	252,307
Distributable earnings (accumulated losses)	(832)	(649)
Total net assets	$301,288	$251,668
Net asset value per share	$24.25	$24.28

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

For the Three Months Ended March 31, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$3,251
Dividend income	2,013
Other income	279
Total investment income	5,543
Expenses:
Interest expense	820
Administration expense	422
Base management fees	785
Amortization of continuous offering costs	198
Trustees’ fees	98
Professional fees	281
Other general and administrative expenses	172
Income-based incentive fee	198
Capital gains incentive fee	6
Total expenses	2,980
Management fees waiver	(785)
Incentive fees waiver	(204)
Net expenses	1,991

Net investment income (loss)	3,552

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	—
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	46
Net change in unrealized appreciation (depreciation)	46
Net realized and unrealized gain (loss)	46
Net increase (decrease) in net assets resulting from operations	$3,598

Per share information - basic and diluted:
Net investment income (loss) per share (basic and diluted)	$0.32
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.33
Distributions declared per share	$0.36
Weighted average shares outstanding (basic and diluted)	11,060,438

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2023	10,366,818	$10	$252,307	$(649)	$251,668
Operations:
Net investment income	—	—	—	3,552	3,552
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	46	46
Net increase (decrease) in net assets resulting from operations	—	—	—	3,598	3,598
Shareholder distributions:
Distributions to shareholders	—	—	—	(3,979)	(3,979)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(3,979)	(3,979)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions (1)	40	—	1	—	1
Issuance of shares	2,058,460	2	49,998	—	50,000
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(198)	198	—
Net increase (decrease) in net assets resulting from capital share transactions	2,058,500	2	49,801	198	50,001
Net increase (decrease) for the period	2,058,500	2	49,801	(183)	49,620
Balance, March 31, 2024	12,425,318	$12	$302,108	$(832)	$301,288
(1)
Par Value, Paid-in-Capital in Excess of Par Value and Total Net Assets are less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Cash Flows (unaudited)

(in thousands, except shares)

For the Three Months Ended March 31, 2024
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$3,598
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount and amortization of premium	(159)
Proceeds from sale of investments and principal repayments	212
Purchases of investments	(95,666)
Net realized (gains) losses on investments	—
Net change in unrealized (appreciation) depreciation on investments	(46)
Amortization of deferred financing costs	153
Amortization of continuous offering costs	198
Changes in operating assets and liabilities:
Interest and dividends receivable	(532)
Prepaid expenses and other assets	(60)
Trustees' fees payable	7
Accrued administration expense	(108)
Accrued professional fees	(17)
Accrued expenses and other liabilities	(11)
Net cash provided by (used in) operating activities	(92,431)
Cash flow from financing activities
Proceeds from issuance of shares	50,000
Borrowings under credit facility	5,000
Distributions paid	(2,488)
Deferred financing costs paid	(1,313)
Deferred offering costs paid	(50)
Net cash provided by (used in) financing activities	51,149
Net decrease in cash and cash equivalents	(41,282)
Cash and cash equivalents, beginning of period	183,395
Cash and cash equivalents, end of period	$142,113
Supplemental disclosure of cash flow information and non-cash financing activities
Distributions payable	$1,491
Accrued but unpaid offering costs	$579

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Schedule of Investments (unaudited)

March 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Acquisition Date	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Chromalloy	(7)(11)	United States	S + 3.75%	0.00%	n/a	3/22/2024	3/21/2031	3,000	$2,970	$2,995	0.99%
									2,970	2,995	0.99
Building Products
MI Windows and Doors, LLC	(7)(11)	United States	S + 3.50%	0.00%	n/a	3/21/2024	3/20/2031	4,000	3,980	4,024	1.34
									3,980	4,024	1.34
Chemicals
Project Cloud Holdings, LLC	(7)(8)	United States	P + 6.25%	0.00%	14.75%	3/27/2024	3/31/2029	10,576	10,306	10,364	3.44
Project Cloud Holdings, LLC (Revolver)	(7)(8)(9)(10)	United States	S + 6.25%	0.00%	11.68%	3/27/2024	3/31/2029	712	712	684	0.23
									11,018	11,048	3.67
Commercial Services & Supplies
LRS Holdings LLC	(7)(8)(11)	United States	S + 4.25%	0.00%	n/a	3/1/2024	8/31/2028	1,995	1,995	1,995	0.66
Prime Security Services Borrower, LLC	(12)(13)	United States	S + 2.50%	0.00%	7.83%	10/11/2023	10/13/2030	1,995	1,975	1,999	0.66
Waste Resource Management Inc.	(8)(12)	United States	S + 5.75%	1.00%	11.08%	12/28/2023	12/28/2029	5,628	5,547	5,543	1.84
Waste Resource Management Inc. (Delayed Draw)	(7)(8)(9)(10)	United States	S + 5.75%	1.00%	n/a	12/28/2023	12/28/2029	—	(10)	(31)	(0.01)
Waste Resource Management Inc. (Revolver)	(7)(8)(9)(10)	United States	S + 5.75%	1.00%	11.08%	12/28/2023	12/28/2029	124	112	112	0.04
									9,619	9,618	3.19
Construction & Engineering
RL James, Inc.	(8)(12)	United States	S + 6.00%	1.00%	11.43%	12/15/2023	12/15/2028	2,296	2,255	2,253	0.75
RL James, Inc. (Delayed Draw)	(7)(8)(9)(10)	United States	S + 6.00%	1.00%	n/a	12/15/2023	12/15/2028	—	(38)	(41)	(0.01)
RL James, Inc. (Revolver)	(7)(8)(9)(10)	United States	S + 6.00%	1.00%	n/a	12/15/2023	12/15/2028	—	(19)	(20)	(0.01)
									2,198	2,192	0.73
Containers & Packaging
Canister International Group Inc.	(7)(11)	United States	S + 4.00%	0.00%	n/a	3/13/2024	3/13/2029	5,000	4,975	5,014	1.66
									4,975	5,014	1.66
Diversified Consumer Services
AMCP Clean Acquisition Co LLC	(8)(12)	United States	S + 7.50%	0.50%	12.96%	2/27/2024	6/10/2028	6,944	6,842	6,910	2.29
LaserAway	(8)(12)	United States	S + 5.75%	0.75%	11.07%	9/22/2023	10/14/2027	1,518	1,501	1,518	0.50
Mammoth Holdings, LLC	(8)(12)	United States	S + 5.75%	1.00%	11.05%	11/15/2023	11/15/2030	3,627	3,558	3,555	1.18
Mammoth Holdings, LLC (Delayed Draw)	(7)(8)(9)(10)	United States	S + 5.75%	1.00%	n/a	11/22/2023	11/15/2030	—	(9)	(18)	(0.01)
Mammoth Holdings, LLC (Revolver)	(7)(8)(9)(10)	United States	S + 5.75%	1.00%	11.06%	11/22/2023	11/15/2029	227	219	218	0.07
									12,111	12,183	4.03
Entertainment
StubHub	(7)	United States	S + 4.75%	0.00%	10.08%	3/12/2024	3/12/2030	5,000	4,950	5,014	1.66
									4,950	5,014	1.66

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

March 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Acquisition Date	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Financial Services
Ahead DB Holdings, LLC	(7)	United States	S + 4.25%	0.75%	9.56%	1/24/2024	1/24/2031	3,000	2,971	3,014	1.00
Apella Capital LLC	(8)(12)	United States	P + 5.50%	1.00%	14.00%	3/1/2024	3/1/2029	1,270	1,247	1,246	0.41
Apella Capital LLC (Delayed Draw)	(7)(8)(9)(10)	United States	P + 5.50%	1.00%	n/a	3/1/2024	3/1/2029	—	(2)	(5)	—
Apella Capital LLC (Revolver)	(7)(8)(9)(10)	United States	P + 5.50%	1.00%	14.00%	3/1/2024	3/1/2029	200	195	195	0.06
Auxey Bidco Ltd.	(7)(11)(13)	Europe	S + 6.00%	0.00%	n/a	3/29/2024	6/29/2027	2,993	2,933	2,929	0.97
Evertec Group, LLC	(8)(12)(13)	United States	S + 3.50%	0.00%	8.83%	10/12/2023	10/30/2030	1,800	1,774	1,807	0.60
									9,118	9,186	3.04
Health Care Facilities
Greenway Health, LLC	(7)(8)	United States	S + 6.75%	0.00%	11.93%	12/20/2023	3/31/2029	9,758	9,481	9,465	3.14
									9,481	9,465	3.14
Health Care Providers & Services
Aspen Dental Management Inc.	(11)(12)	United States	S + 5.75%	0.00%	11.08%	12/21/2023	12/23/2027	4,988	4,752	4,998	1.66
Elevate HD Parent, Inc.	(8)(12)	United States	S + 6.00%	1.00%	11.43%	8/18/2023	8/20/2029	995	978	983	0.33
Elevate HD Parent, Inc. (Delayed Draw)	(7)(8)	United States	S + 6.00%	1.00%	11.43%	8/18/2023	8/20/2029	23	23	23	0.01
Elevate HD Parent, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 6.00%	1.00%	n/a	8/18/2023	8/20/2029	—	(3)	(7)	—
Elevate HD Parent, Inc. (Revolver)	(7)(8)(9)(10)	United States	S + 6.00%	1.00%	n/a	8/18/2023	8/20/2029	—	(3)	(3)	—
First Steps Recovery Acquisition, LLC	(8)(12)	United States	S + 6.25%	0.00%	11.58%	3/29/2024	3/29/2030	4,824	4,752	4,752	1.58
First Steps Recovery Acquisition, LLC (Delayed Draw)	(7)(8)(9)(10)	United States	S + 6.25%	0.00%	11.58%	3/29/2024	3/29/2030	—	(6)	(17)	(0.01)
First Steps Recovery Acquisition, LLC (Revolver)	(7)(8)(9)(10)	United States	S + 6.25%	0.00%	11.58%	3/29/2024	3/29/2030	—	(17)	(17)	(0.01)
Houseworks Holdings	(8)(12)	United States	S + 6.50%	1.00%	11.99%	9/1/2023	12/15/2028	701	683	680	0.23
Houseworks Holdings (Delayed Draw)	(7)(8)(10)	United States	S + 6.50%	1.00%	n/a	9/1/2023	12/15/2028	—	(10)	(15)	—
Houseworks Holdings (Revolver)	(7)(8)(9)(10)	United States	S + 6.50%	1.00%	11.98%	9/1/2023	12/15/2028	67	62	61	0.02
In Vitro Sciences, LLC	(8)(12)	United States	S + 6.00%	1.00%	11.44%	2/29/2024	2/28/2029	8,809	8,679	8,676	2.88
In Vitro Sciences, LLC (Delayed Draw)	(7)(8)(9)(10)	United States	S + 6.00%	1.00%	11.44%	2/29/2024	2/28/2029	2,250	2,239	2,216	0.74
In Vitro Sciences, LLC (Revolver)	(7)(8)(9)(10)	United States	S + 6.00%	1.00%	n/a	2/29/2024	2/28/2029	—	(8)	(9)	—
Medrina, LLC	(8)(12)	United States	S + 6.25%	1.00%	11.74%	10/20/2023	10/20/2029	7,340	7,213	7,202	2.39
Medrina, LLC (Delayed Draw)	(7)(8)(9)(10)	United States	S + 6.25%	1.00%	n/a	10/20/2023	10/20/2029	—	(9)	(29)	(0.01)
Medrina, LLC (Revolver)	(7)(8)(9)(10)	United States	S + 6.25%	1.00%	n/a	10/20/2023	10/20/2029	—	(19)	(21)	(0.01)
Physician Partners, LLC	(8)(12)	United States	S + 5.50%	0.00%	10.81%	10/11/2023	10/23/2028	1,995	1,903	1,796	0.60
RMBUS Holdco Inc.	(8)(12)	United States	S + 6.50%	1.00%	n/a	1/8/2024	1/8/2029	5,645	5,554	5,550	1.84
RMBUS Holdco Inc. (Delayed Draw)	(7)(8)(9)(10)	United States	S + 6.50%	1.00%	11.68%	1/8/2024	1/8/2029	—	(17)	(35)	(0.01)
RMBUS Holdco Inc. (Revolver)	(7)(8)(9)(10)	United States	S + 6.50%	1.00%	n/a	1/8/2024	1/8/2029	—	(17)	(17)	(0.01)
Visante Acquisition, LLC	(8)(12)	United States	S + 5.75%	1.00%	11.06%	1/31/2024	1/31/2030	8,462	8,338	8,334	2.77
Visante Acquisition, LLC (Revolver)	(7)(8)(9)(10)	United States	S + 5.75%	1.00%	11.06%	1/31/2024	1/31/2030	130	116	116	0.04
									45,183	45,217	15.03

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

March 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Acquisition Date	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Household Durables
Air Conditioning Specialist, Inc.	(8)(12)	United States	S + 7.25%	0.00%	12.84%	8/16/2023	11/9/2026	897	886	890	0.30
Air Conditioning Specialist, Inc. (Delayed Draw)	(7)(8)(9)(10)	United States	S + 7.25%	0.00%	n/a	12/15/2023	11/9/2026	—	—	—	—
Air Conditioning Specialist, Inc. (Revolver)	(7)(8)(9)(10)	United States	S + 7.25%	0.00%	n/a	8/16/2023	11/9/2026	30	30	30	0.01
Dorel Industries Inc.	(8)(12)(13)	Canada	S + 8.30%	2.00%	13.64%	12/8/2023	12/8/2026	5,978	5,891	5,881	1.95
									6,807	6,801	2.26
Insurance
Community Based Care Acquisition, Inc. (Delayed Draw)	(7)(8)(9)(10)	United States	S + 5.50%	1.00%	n/a	3/19/2024	9/16/2027	—	(37)	—	—
The Mutual Group, LLC	(8)(12)	United States	S + 5.75%	1.00%	11.06%	1/31/2024	1/31/2030	9,740	9,598	9,594	3.18
The Mutual Group, LLC (Revolver)	(7)(8)(9)(10)	United States	S + 5.75%	1.00%	n/a	1/31/2024	1/31/2030	—	(19)	(19)	(0.01)
Truist Insurance Holdings LLC	(7)(11)	United States	S + 3.25%	0.00%	n/a	3/22/2024	3/22/2031	3,000	2,992	2,999	1.00
									12,534	12,574	4.17
IT Services
Acumera, Inc.	(8)(12)	United States	S + 7.00%	1.00%	12.43%	9/29/2023	6/7/2028	963	950	963	0.32
Acumera, Inc. (Revolver)	(7)(8)(9)(10)	United States	S + 7.00%	1.00%	n/a	9/29/2023	6/7/2028	—	(1)	—	—
Asurion, LLC	(7)	United States	S + 4.00%	0.00%	9.43%	3/1/2024	8/19/2028	4,987	4,975	4,816	1.60
									5,924	5,779	1.92
Machinery
Vertical Midco	(7)(11)(13)	Europe	S + 3.50%	0.00%	n/a	3/11/2024	4/11/2030	3,990	3,980	4,008	1.33
									3,980	4,008	1.33
Media
Cengage Learning Acquisitions, Inc.	(7)(13)	United States	S + 4.25%	0.00%	9.58%	3/18/2024	3/15/2031	3,000	2,970	3,001	1.00
MH Sub I, LLC	(7)(11)	United States	S + 4.25%	0.00%	n/a	3/1/2024	5/3/2028	4,987	4,935	4,964	1.65
									7,905	7,965	2.65
Oil, Gas & Consumable Fuels
Essar Oil (UK) Limited	(7)(8)(13)	Europe	S + 6.25%	3.00%	11.71%	10/31/2023	10/29/2024	7,609	7,563	7,533	2.51
									7,563	7,533	2.51
Passenger Airlines
American Airlines, Inc.	(7)(13)	United States	S + 3.50%	0.00%	8.77%	11/17/2023	6/4/2029	3,000	2,972	3,013	1.00
United Airlines, Inc.	(12)(13)	United States	S + 2.75%	0.00%	8.08%	2/15/2024	2/15/2031	4,000	3,980	4,011	1.33
									6,952	7,024	2.33

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

March 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Acquisition Date	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Pharmaceuticals
Alvogen Pharma US, Inc.	(7)	United States	S + 5.00%	1.00%	10.33%	1/9/2024	6/30/2025	5,138	4,939	4,637	1.54
									4,939	4,637	1.54
Professional Services
SR Landscaping, LLC	(8)(12)	United States	S + 6.25%	1.00%	11.68%	10/30/2023	10/30/2029	5,391	5,315	5,310	1.76
SR Landscaping, LLC (Delayed Draw)	(7)(8)(9)(10)	United States	S + 6.25%	1.00%	n/a	10/30/2023	10/30/2029	—	(8)	(27)	(0.01)
SR Landscaping, LLC (Revolver)	(7)(8)(9)(10)	United States	S + 6.25%	1.00%	11.68%	10/30/2023	10/30/2029	89	77	76	0.03
Teneo Holdings LLC	(7)(11)	United States	S + 4.75%	1.00%	n/a	3/8/2024	3/8/2031	3,000	2,970	3,013	1.00
									8,354	8,372	2.78
Software
AppLovin Corp.	(7)	United States	S + 2.50%	0.50%	n/a	3/11/2024	8/16/2030	5,000	4,987	5,003	1.66
Enverus Holdings, Inc.	(7)(8)(12)	United States	S + 5.50%	0.75%	10.83%	12/28/2023	12/24/2029	3,848	3,793	3,858	1.28
Enverus Holdings, Inc. (Delayed Draw)	(7)(8)(9)(10)	United States	S + 5.50%	0.75%	n/a	12/28/2023	12/24/2029	—	(1)	—	—
Enverus Holdings, Inc. (Revolver)	(7)(8)(9)(10)	United States	S + 5.50%	0.75%	n/a	12/28/2023	12/24/2029	—	(4)	1	—
QuickBase Inc.	(7)	United States	S + 4.00%	0.00%	n/a	3/13/2024	10/2/2028	4,987	4,962	4,984	1.65
									13,737	13,846	4.59
Specialty Retail
Sweetwater Borrower LLC	(7)(8)	United States	S + 4.25%	0.75%	9.69%	2/29/2024	8/7/2028	2,250	2,234	2,258	0.75
									2,234	2,258	0.75
Textiles, Apparel, & Luxury Goods
Rachel Zoe, Inc.	(8)(12)	United States	S + 7.66%	3.00%	12.97%	10/11/2023	10/9/2026	466	460	458	0.15
TR Apparel, LLC	(8)(12)	United States	S + 8.00%	2.00%	13.33%	8/9/2023	6/20/2027	1,296	1,272	1,296	0.43
									$1,732	$1,754	0.58
Total First Lien Debt									$198,264	$198,507	65.89%

Warrant
IT Services
Acumera, Inc.	(8)	United States						1	—	2	—

Total Investments - non-controlled/non-affiliated									$198,264	$198,509	65.89%

(1)
Security may be an obligation of one or more entities affiliated with the named portfolio company.
(2)
All debt investments are income producing unless otherwise noted. All equity and warrant investments are non-income producing unless otherwise noted.
(3)
All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(4)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to SOFR (denoted as “S”) which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2024. For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at March 31, 2024. Variable rate loans typically include an interest reference rate floor feature, which the Company has indicated if applicable.
(5)
Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares/shares owned.
(6)
The cost represents the original cost adjusted for the amortization of discount and premium, as applicable, and inclusive of any capitalized paid-in-kind income (“PIK”), for debt securities.
(7)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost.
(8)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the valuation designee under the oversight of the Board of Trustees (refer to Note 2 and Note 5), pursuant to the Company’s valuation policy.
(9)
Portfolio company pays 0.5% unfunded commitment fee on revolving loan facility.
(10)
Portfolio company pays 1.0% unfunded commitment fee on delayed draw term loan.
(11)
This position has not yet settled as of March 31, 2024. The Company will not accrue interest until the settlement date at which point SOFR will be established.
(12)
These debt investments were pledged as collateral under the Company's Credit Facility as of March 31, 2024 (refer to Note 6, “Borrowings”).
(13)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, non-qualifying assets represented approximately 11.4% of the total assets of the Company.

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

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

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

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

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
(3)
All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(4)
These debt investments were pledged as collateral under the Company’s Credit Facility as of December 31, 2023 (refer to Note 6, “Borrowings”).
(5)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to SOFR (denoted as “S”) which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2023. Variable rate loans typically include an interest reference rate floor feature, which the Company has indicated if applicable.
(6)
Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares/shares owned.
(7)
The cost represents the original cost adjusted for the amortization of discount and premium, as applicable, and inclusive of any capitalized PIK, for debt securities.

(8)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the valuation designee under the oversight of the Board of Trustees (refer to Note 2 and Note 5), pursuant to the Company’s valuation policy.
(9)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost.
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, non-qualifying assets represented approximately 7.1% of the total assets of the Company.
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

The Company’s investment objectives are to generate returns in the form of current income and, to a lesser extent, long-term capital appreciation of investments. Under normal circumstances, the Company expects that the majority of its total assets will be in private credit investments to U.S. private companies through (i) directly originated first lien senior secured cash flow loans, (ii) directly originated asset-based loans, (iii) club deals (directly originated first lien senior secured or asset-based loans in which the Company co-invests with a small number of third party private debt providers), (iv) second lien loans, and (v) broadly syndicated loans, Rule 144A high yield bonds and other debt securities (the investments described in this sentence, collectively, “Private Credit”). Under normal circumstances, the Company will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans and other credit instruments that are issued in private offerings or issued by private U.S. or non-U.S. companies). This policy may be changed by the Board, and with at least 60 days’ prior notice to shareholders, upon the completion of the Fund's next repurchase offer (so long as such repurchase offer is not oversubscribed). To a lesser extent, the Company will also invest in broadly syndicated loans of publicly traded issuers, publicly traded high yield bonds and equity securities. The Company expects that investments in broadly syndicated loans and high yield bonds will generally be more liquid than other Private Credit assets and will likely be used to initially deploy capital upon receipt of subscriptions and may also be used for the purposes of maintaining and managing liquidity for its share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.

The Company is offering and selling its common shares of beneficial interest, par value $0.001 per share (the “Common Shares”) in a continuous private placement (the “Private Offering”) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. The Company commenced its loan origination process and investment activities contemporaneously with the initial closing (excluding the initial seed capital investment made by the Adviser) (the “Initial Closing”) of the Private Offering on June 12, 2023 and commenced operations following its first capital call on July 10, 2023 (“Commencement of Operations”). Prior to the Initial Closing, on April 28, 2023, the Adviser purchased 4,000 Common Shares at $25.00 per share.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company is an investment company following the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Company’s first fiscal year ended on December 31, 2023.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for the year ending December 31, 2024.

The Company commenced operations on July 10, 2023. As a result, comparative consolidated statements of operations, consolidated statements of changes in net assets and consolidated statements of cash flows are not presented.

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

The Company had $3,251 of interest income during the three months ended March 31, 2024.

PIK Income

The Company may have investments in its portfolio which contain a contractual PIK, interest provision. PIK interest is computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment, and is recorded as income. The Company will cease accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect amounts to be collectible and will generally only begin to recognize PIK income again when all principal and interest have been paid or upon the restructuring of the investment where the interest is deemed collectible. To maintain the Company’s status as a RIC, PIK interest income, which is considered investment company taxable income, may be required to be paid out to shareholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash. The Company did not have any PIK investments during the three months ended March 31, 2024.

Dividend Income

Dividend income from cash equivalents is recorded on the record date. Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from a limited liability company or limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company had $2,013 of dividend income during the three months ended March 31, 2024.

Other Income

The Company may also generate revenue in the form of structuring, arranger or due diligence fees, amendment or consent fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees. Such fees are recognized as income when earned or the services are rendered. The Company had $279 of other income during the three months ended March 31, 2024.

Non-Accrual

Loans are placed on non-accrual status when there is reasonable doubt whether principal or interest payments will be collected in full. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. Additionally, any original issue discount (“OID”) and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2024 and December 31, 2023, the Company had no loans on non-accrual status.

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

Base Management Fee

The management fee is calculated at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first business day of the applicable month. For services rendered under the Advisory Agreement, the management fee is payable monthly in arrears. Management fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.

For these purposes, “net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Company had operations, net assets were measured as the beginning net assets as of the Initial Closing.

For the three months ended March 31, 2024, the Company accrued $785 in base management fees which were fully waived (see “Fee Waiver” below). As of March 31, 2024 and December 31, 2023, there were no amounts payable to the Adviser relating to management fees.

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

These calculations are appropriately prorated for any period less than three months and adjusted for any share issuances or repurchases during the current quarter.

For the three months ended March 31, 2024, the Company accrued $198 in income-based incentive fees which were fully waived (see “Fee Waiver” below). As of March 31, 2024 and December 31, 2023, there were no amounts payable to the Adviser relating to income-based incentive fees.

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

For the three months ended March 31, 2024, the Company accrued $6 in capital gains incentive fees which were fully waived (see “Fee Waiver” below). As of March 31, 2024 and December 31, 2023, there were no amounts payable to the Adviser relating to capital gain incentive fees.

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

Administration Agreement

The Company has also entered into an Administration Agreement with FEAC as the Administrator. Under the Administration Agreement, the Administrator performs, or oversees the performance of, administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the U.S. Securities and Exchange Commission (“SEC”). In addition, the Administrator assists in determining and publishing the Company’s net asset value (“NAV”), oversees the preparation and filing of the Company’s tax returns, oversees the printing and dissemination of reports to the Company’s shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Administrator for its allocable portion of the costs and expenses incurred by the Administrator for overhead in performance by the Administrator of its duties under the Administration Agreement and the Subadvisory Agreement, including facilities, office equipment, technology costs and the Company’s allocable portion of cost of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs, which may include personnel at FEIM or FEAC, as well as any costs and expenses incurred by the Administrator relating to any administrative or operating services provided by the Administrator to the Company. The Company’s Board reviews the allocation methodologies with respect to such expenses. Under the Administration Agreement, non-investment professionals of the Administrator may provide, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that the Company’s Administrator outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Administrator. Administrative costs and expenses under the Administration Agreement began to accrue upon the Commencement of Operations.

For the three months ended March 31, 2024, the Company incurred administrator expenses of $422. As of March 31, 2024 and December 31, 2023, $439 and $547, respectively, of administrator expenses were due to the Administrator, which were included in accrued administrator expenses on the Consolidated Statement of Assets and Liabilities.

Note 4. Investments

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien loan	$198,264	$198,507	100.00%	$70,684	$70,881	100.00%
Warrant	—	2	—	—	2	—
Total investments	$198,264	$198,509	100.00%	$70,684	$70,883	100.00%

The following is a summary of the industry classifications in which the Company invests as of March 31, 2024 and December 31, 2023:

March 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$2,970	$2,995	1.51%	0.99%
Building Products	3,980	4,024	2.03	1.34
Chemicals	11,018	11,048	5.57	3.67
Commercial Services & Supplies	9,619	9,618	4.84	3.19
Construction & Engineering	2,198	2,192	1.10	0.73
Containers & Packaging	4,975	5,014	2.53	1.66
Diversified Consumer Services	12,111	12,183	6.14	4.03
Entertainment	4,950	5,014	2.53	1.66
Financial Services	9,118	9,186	4.63	3.04
Health Care Facilities	9,481	9,465	4.77	3.14
Health Care Providers & Services	45,183	45,217	22.77	15.03
Household Durables	6,807	6,801	3.43	2.26
Insurance	12,534	12,574	6.33	4.17
IT Services	5,924	5,781	2.91	1.92
Machinery	3,980	4,008	2.02	1.33
Media	7,905	7,965	4.01	2.65
Oil, Gas & Consumable Fuels	7,563	7,533	3.79	2.51
Passenger Airlines	6,952	7,024	3.54	2.33
Pharmaceuticals	4,939	4,637	2.34	1.54
Professional Services	8,354	8,372	4.22	2.78
Software	13,737	13,846	6.97	4.59
Specialty Retail	2,234	2,258	1.14	0.75
Textiles, Apparel, & Luxury Goods	1,732	1,754	0.88	0.58
	$198,264	$198,509	100.00%	65.89%

December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Commercial Services & Supplies	$7,500	$7,508	10.59%	2.99%
Construction & Engineering	2,199	2,197	3.10	0.87
Diversified Consumer Services	5,051	5,059	7.14	2.01
Financial Services	1,774	1,807	2.55	0.72
Health Care Facilities	9,467	9,465	13.35	3.76
Health Care Providers & Services	15,511	15,665	22.10	6.22
Household Durables	6,800	6,796	9.59	2.70
IT Services	954	955	1.35	0.39
Oil, Gas & Consumable Fuels	7,544	7,533	10.63	2.99
Passenger Airlines	2,970	3,010	4.25	1.20
Professional Services	5,392	5,372	7.58	2.13
Software	3,786	3,783	5.34	1.50
Textiles, Apparel, & Luxury Goods	1,736	1,733	2.43	0.69
Total	$70,684	$70,883	100.00%	28.17%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$177,897	$178,158	89.75%	59.13%
Canada	5,891	5,881	2.96	1.95
Europe	14,476	14,470	7.29	4.81
Total	$198,264	$198,509	100.00%	65.89%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$57,257	$57,469	81.07%	22.84%
Canada	5,883	5,881	8.30	2.34
Europe	7,544	7,533	10.63	2.99
Total	$70,684	$70,883	100.00%	28.17%

As of March 31, 2024 and December 31, 2023, there were no loans on non-accrual status.

As of March 31, 2024 and December 31, 2023, on a fair value basis, 100% of the Company’s performing debt investments bore interest at a floating rate.

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

Level 2 - Quoted prices in markets that are not considered to be active or financial instruments for which significant inputs are observable, either directly or indirectly; and

Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by management.

Pursuant to Rule 2a-5 under the 1940 Act (“Rule 2a-5”), the Board has designated FEIM as the Company's valuation designee, as the term is defined in Rule 2a-5 (the “Valuation Designee”). FEIM, as the Valuation Designee, performs fair value determinations of the Company’s assets by implementing valuation policies and procedures approved by the Board, subject to the oversight of the Board and the Board’s Audit Committee, and in compliance with the requirements of Rule 2a-5. In calculating the value of the Company’s total assets, investments for which market quotations are readily available are valued using market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers. Debt and equity securities for which market quotations are not readily available or are determined to be unreliable are valued at fair value as determined in good faith by the Valuation Designee.

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

As of March 31, 2024, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuations procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

Fair Value Disclosures

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Loan	$—	$74,436	$124,071	$198,507
Warrant	$—	$—	$2	$2
Total Investments	$—	$74,436	$124,073	$198,509
Percentage of Total	0.00%	37.50%	62.50%	100.00%

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Loan	$—	$5,018	$65,863	$70,881
Warrant	$—	$—	$2	$2
Total Investments	$—	$5,018	$65,865	$70,883
Percentage of Total	0.00%	7.08%	92.92%	100.00%

The following table provides a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	First Lien Debt	Warrant	Total Investments
Fair value, beginning of period	$65,862	$2	$65,864
Purchase of investments (including PIK)	63,082	—	63,082
Proceeds from principal repayments and sales of investments	(76)	—	(76)
Amortization of premium/accretion of discount, net	105	—	105
Net realized gain (loss) on investments	—	—	—
Net change in unrealized appreciation (depreciation) on investments	36	—	36
Transfers out of Level 3	(4,938)	—	(4,938)
Fair value, end of period	$124,071	$2	$124,073
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at March 31, 2024	$36	$—	$36

Investments were transferred out of Level 3 during the period ended March 31, 2024 due to improvements in the quantity and quality of information, specifically the number of vendor quotes available to support the valuation of each investment, as assessed by the Valuation Designee.

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2024 and December 31, 2023. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
First lien debt (2)	$90,279	Discounted cash flows (income approach)	Comparative Yield	9.20%	14.09%	10.96%
	15,168	Recoverability	Collateral Value	$19.6mm	$352.6mm	$197.7mm
	105,447
Warrant	2	Market comparable companies (market approach)	EBITDA Multiple	35.00%	45.00%	40.00%
			Conversion Term (years)	3.0 yrs	4.0 yrs	3.5 yrs
Total	$105,449
(1)
Weighted averages are calculated based on fair value of investments.
(2)
Excluded from the presentation is $18,624 in first lien senior secured debt for which the Valuation Designee did not develop the unobservable inputs for the determination of fair value (examples include insufficient liquidity and single source quotation).

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

Other Financial Assets and Liabilities

As of March 31, 2024, the carrying amounts of the Company’s other financial instruments, such as cash and cash equivalents, receivables and payables, approximate the fair value of such items due to the short maturity of such instruments. As of March 31, 2024, the carrying amount of the Company’s outstanding Credit Facility approximates fair value. The fair value of the Credit Facility is estimated based upon market interest rates and entities with similar credit risk.

As of March 31, 2024, within the fair value hierarchy, the Company’s cash equivalents would be categorized as Level 1 and the Company's outstanding Credit Facility would be categorized as Level 3.

Note 6. Borrowings

In connection with the Company’s organization, the Board and the Company’s initial shareholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result of this approval, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024, the Company’s asset coverage ratio was 6125.8%.

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

The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 75% of the principal balance of its eligible portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 65%. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through September 22, 2026. The Credit Facility has a minimum utilization requirement of 65% of the facility amount following a nine-month ramp-up period through the end of the revolving period. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The SPV’s obligations under the Credit Facility are secured by a first priority security interest in substantially all of the assets of the SPV, including its portfolio of investments, and the Company’s equity interest in the SPV. As of March 31, 2024, the Company held 25 investments with a total fair market value of $96,205 in the SPV as collateral for the Credit Facility. As of March 31, 2024, the Company had $5,000 in borrowings outstanding under the Credit Facility. As of December 31, 2023, the Company held 17 investments with a total fair market value of $50,997 in the SPV as collateral for the Credit Facility. As of December 31, 2023, the Company had no outstanding borrowings under the Credit Facility.

The Credit Facility has a scheduled maturity date of September 22, 2028, or earlier in accordance with the terms of the Credit Facility. Borrowings under the Credit Facility bear interest initially at the annual rate of three month term SOFR plus spread. The initial spread is 3.05% per annum for term SOFR advances during the revolving period and 3.55% per annum during the amortization period. Additionally, the SPV pays a fee of 0.15% per annum on the notional loan amount of $350,000 and an unused fee of 0.60% per annum on any unused portion of the Credit Facility.

Components of Interest Expense

The components of the Company’s interest expense were as follows:

For the Three Months Ended March 31, 2024
Borrowing interest expense	$3
Borrowing administration fees	133
Facility unused fees	531
Amortization of financing costs	153
Total interest expense	$820
Average Debt Outstanding (1)	5,000
Average Stated Interest Rate (1)	8.35%
(1)
Average taken from date of initial borrowing on March 29, 2024.
Note 7. Commitments and Contingencies

Unfunded Commitments

Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statement of Assets and Liabilities. The Company’s unfunded commitments may be significant from time to time. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company intends to use cash flow from normal and early principal repayments and proceeds from borrowings to fund these commitments.

As of March 31, 2024 and December 31, 2023, the Company has the following unfunded commitments to portfolio companies:

March 31, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
Air Conditioning Specialist, Inc.	Delayed Draw	9/30/2024	$28	$—
Apella Capital LLC	Delayed Draw	3/1/2026	$250	$(5)
Community Based Care Acquisition, Inc.	Delayed Draw	3/19/2026	$3,750	$—
RMBUS Holdco Inc.	Delayed Draw	1/8/2026	$2,070	$(35)
First Steps Recovery Acquisition, LLC	Delayed Draw	9/29/2025	$1,149	$(17)
In Vitro Sciences, LLC	Delayed Draw	7/31/2024	$23	$—
Elevate HD Parent, Inc.	Delayed Draw	2/18/2025	$533	$(7)
Enverus Holdings, Inc.	Delayed Draw	12/12/2026	$192	$—
Housework Holdings	Delayed Draw	3/1/2025	$502	$(15)
Mammoth Holdings, LLC	Delayed Draw	11/15/2025	$909	$(18)
Medrina, LLC	Delayed Draw	4/20/2025	$1,550	$(29)
RL James, Inc.	Delayed Draw	12/15/2025	$2,162	$(41)
SR Landscaping, LLC	Delayed Draw	10/24/2027	$1,784	$(27)
Waste Resource Management Inc.	Delayed Draw	12/28/2029	$2,069	$(31)
Revolver
Acumera, Inc.	Revolver	6/7/2028	$62	$—
Air Conditioning Specialist, Inc.	Revolver	11/9/2026	$62	$—
Apella Capital LLC	Revolver	3/1/2029	$50	$(1)
RMBUS Holdco Inc.	Revolver	1/8/2029	$1,035	$(17)
First Steps Recovery Acquisition, LLC	Revolver	3/29/2030	$1,149	$(17)
Housework Holdings	Revolver	12/15/2028	$111	$(3)
In Vitro Sciences, LLC	Revolver	2/28/2029	$568	$(9)
Project Cloud Holdings, LLC	Revolver	3/31/2029	$712	$(14)
The Mutual Group, LLC	Revolver	1/31/2030	$1,299	$(19)
Visante Acquisition, LLC	Revolver	1/31/2030	$846	$(13)
Elevate HD Parent, Inc.	Revolver	8/20/2029	$200	$(3)
Enverus Holdings, Inc.	Revolver	12/24/2029	$293	$1
Mammoth Holdings, LLC	Revolver	11/15/2029	$227	$(5)
Medrina, LLC	Revolver	10/20/2029	$1,107	$(21)
RL James, Inc.	Revolver	12/15/2028	$1,081	$(20)
SR Landscaping, LLC	Revolver	10/30/2029	$801	$(12)
Waste Resource Management Inc.	Revolver	12/28/2029	$703	$(11)
Total Unfunded Commitments			$27,277	$(389)

December 31, 2023
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
Air Conditioning Specialist, Inc.	Delayed Draw	9/30/2024	$28	$—
Elevate HD Parent, Inc.	Delayed Draw	2/18/2024	$110	$(2)
Elevate HD Parent, Inc.	Delayed Draw	2/18/2025	$533	$(10)
Enverus Holdings, Inc.	Delayed Draw	12/12/2026	$192	$(3)
Housework Holdings	Delayed Draw	12/15/2028	$502	$(15)
Mammoth Holdings, LLC	Delayed Draw	11/15/2025	$909	$(18)
Medrina, LLC	Delayed Draw	4/20/2025	$1,550	$(29)
RL James, Inc.	Delayed Draw	12/15/2025	$2,162	$(41)
SR Landscaping, LLC	Delayed Draw	4/30/2025	$1,784	$(27)
Waste Resource Management Inc.	Delayed Draw	12/28/2025	$2,069	$(31)
Revolver
Acumera, Inc.	Revolver	6/7/2025	$62	$(1)
Air Conditioning Specialist, Inc.	Revolver	11/9/2026	$62	$(1)
Elevate HD Parent, Inc.	Revolver	8/20/2029	$200	$(4)
Enverus Holdings, Inc.	Revolver	12/24/2029	$293	$(4)
Housework Holdings	Revolver	12/15/2028	$178	$(5)
Mammoth Holdings, LLC	Revolver	11/15/2029	$455	$(9)
Medrina, LLC	Revolver	10/20/2029	$1,107	$(21)
RL James, Inc.	Revolver	12/15/2028	$1,081	$(20)
SR Landscaping, LLC	Revolver	10/30/2029	$801	$(12)
Waste Resource Management Inc.	Revolver	12/28/2029	$828	$(12)
Total Unfunded Commitments			$14,906	$(265)

Legal Proceedings

From time to time, the Company, or the Advisers, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of the Company’s rights under contracts with its portfolio companies. Neither the Company, nor the Advisers, is currently subject to any material legal proceedings.

Note 8. Net Assets

Share Issuances

In connection with its formation, the Company has the authority to issue an unlimited number of Common Shares.

The following table summarizes the issuance of shares during the three months ended March 31, 2024:

Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
March 1, 2024	2,058,460	$50,000
Total	2,058,460	$50,000

During the three months ended March 31, 2024, the Company also issued 40 shares for an aggregate value of $1 under the DRIP (as defined below).

The sales of Common Shares were made pursuant to subscription agreements entered into by the Company and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase Common Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten calendar days prior notice to the funding date.

As of March 31, 2024, the Company has received capital commitments totaling $302,700, which was fully called as of March 31, 2024.

Distributions

The following table presents distributions that were declared and payable during the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 5, 2024	February 6, 2024	February 27, 2024	$0.12	$1,244
February 29, 2024	February 29, 2024	March 26, 2024	$0.12	$1,244
March 28, 2024	March 28, 2024	April 26, 2024	$0.12	$1,491
				$3,979

Character of Distributions

The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, and capital gains proceeds from the sale of assets.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares during the three months-ended March 31, 2024:

March 31, 2024
Ordinary income (including net short-term capital gains)	$3,979
Capital gains	—
Return of capital	—
Total taxable distributions	$3,979

Distribution Reinvestment

The Company has adopted a dividend reinvestment plan (“DRP”), pursuant to which it reinvests all cash dividends declared by the Board on behalf of its shareholders who elected not to receive their dividends in cash. Shareholders who have opted into the Company’s DRP will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. A participating shareholder will receive an amount of shares equal to the amount of the distribution on that participant’s shares divided by the most recent NAV per share that is available on the date such distribution was paid. Shareholders who receive distributions in the form of shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, since their cash distributions will be reinvested, those shareholders will not receive cash with which to pay any applicable taxes. The Company intends to use newly issued shares to implement the plan. Common Shares issued under the dividend reinvestment plan will not reduce outstanding Capital Commitments.

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

We may, from time to time, waive the Early Repurchase Deduction in respect of repurchase of Common Shares resulting from the death, qualifying disability (as such term is defined in Section 72(m)(7) of the Code) or divorce of a shareholder who is a natural person.

Note 9. Financial Highlights and Senior Securities

The following is a schedule of financial highlights for the three months ended March 31, 2024:

For the Three Months Ended March 31, 2024
Per Share Data:
Net assets, beginning of period	$24.28
Net investment income (loss) (1)	0.32
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	0.01
Net increase (decrease) in net assets resulting from operations (1)	0.33
Distributions declared from net investment income	(0.36)
Issuance of shares	—
Other (2)	—
Total increase (decrease) in net assets	(0.03)
Net assets, end of period	$24.25
Shares outstanding, end of period	12,425,318
Total return based on NAV (3)	(0.12)%
Ratios:
Net expenses to average net assets (4)	3.97%
Net investment income to average net assets (4)	3.79%
Portfolio turnover rate (5)	0.16%
Supplemental Data:
Net assets, end of period	$301,288
Total capital commitments, end of period	$302,700
Ratios of total contributed capital to total committed capital, end of period	100.00%
Average debt outstanding	$165
Asset coverage ratio	6125.8%
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
(4)
For the three months ended March 31, 2024, amounts are annualized except for organizational costs, excise tax, and management fee and income based incentive fee waivers by the Adviser, if any. For the three months ended March 31, 2024, the ratio of total operating expenses to average net assets was 4.33%, on an annualized basis, excluding the effect of management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.36% of average assets.
(5)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

The following is information about the Company’s senior securities as of March 31, 2024 and December 31, 2023:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Facility
March 31, 2024	$5,000	$62,258	N/A	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Facility
December 31, 2023 (5)	$—	$—	—	N/A

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

Note 10. Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of March 31, 2024 except as discussed below.

On April 30, 2024, the Company's Board declared a distribution of $0.12 per Common Share, which is payable on May 29, 2024 to shareholders of record as of April 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise specified, references to “we,” “us” and “our” refer to First Eagle Private Credit Fund and its consolidated subsidiaries; “FEIM” and “Adviser” refer to First Eagle Investment Management, LLC, our investment adviser; and “FEAC,” “Subadviser,” and “Administrator” refer to First Eagle Alternative Credit, LLC, our investment sub-adviser (and, together with the Adviser, the “Advisers”) and administrator.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

Overview

The Company is a Delaware statutory trust formed on October 20, 2021 to act as a non-diversified, closed-end management investment company. On May 31, 2023, the Company elected to be regulated as a BDC under the 1940 Act. In addition, the Company expects to elect to be treated as a RIC under Subchapter M of the Code and expects to qualify as a RIC annually thereafter. The Company commenced its loan origination process and investment activities contemporaneously with the initial closing (excluding the initial seed capital investment made by the Adviser) (the “Initial Closing”) of the continuous private placement (the “Private Offering”) of its shares of beneficial interest, par value $0.001 per share (the “Common Shares”) on June 12, 2023 and commenced operations following its first capital call on July 10, 2023 (“Commencement of Operations”). The Company intends to offer and sell its Common Shares in the Private Offering to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. person” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act.

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

Key Components of Our Results of Operations

Revenues

We generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our debt investments will generally bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. OIDs and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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

Portfolio and Investment Activity

For the three months ended March 31, 2024, the Company made new investments in 27 new portfolio companies for an aggregate principal amount of $141.9 million (including $12.8 million of unfunded commitments), all of which was first lien debt.

The following summarizes our investment activity (information presented is at cost unless otherwise indicated):

As of and For the Three Months Ended March 31, 2024
Investments:
New portfolio investments	$124,078
Follow-on investments	—
Delayed draw and revolver fundings	3,555
Amount of investments funded at principal:
First lien debt	$201,538
Warrant	1
Total portfolio investments	$201,539

	March 31, 2024	December 31, 2023
Number of portfolio companies	48	21
Weighted average yield on debt and income producing investments, at cost (1)	11.21%	11.22%
Weighted average yield on debt and income producing investments, at fair value (1)	11.21%	11.20%
Average loan to value (LTV) (2)	38.61%	32.54%
Percentage of debt investments bearing a floating rate, at fair value	100.00%	100.00%
Percentage of debt investments bearing a fixed rate, at fair value	0.00%	0.00%
Percentage of assets on non-accrual	0.00%	0.00%

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

As of March 31, 2024 and December 31, 2023, our portfolio companies had a weighted average annual adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $39.0 million and $48.3 million, respectively. Amounts are weighted based on fair value of each respective investment. These calculations include all private debt investments for which fair value is determined by the Valuation Designee and excludes quoted assets. Amounts were derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

The following is a summary of the industry classifications in which we invested as of March 31, 2024 and December 31, 2023:

March 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$2,970	$2,995	1.51%	0.99%
Building Products	3,980	4,024	2.03	1.34
Chemicals	11,018	11,048	5.57	3.67
Commercial Services & Supplies	9,619	9,618	4.84	3.19
Construction & Engineering	2,198	2,192	1.10	0.73
Containers & Packaging	4,975	5,014	2.53	1.66
Diversified Consumer Services	12,111	12,183	6.14	4.03
Entertainment	4,950	5,014	2.53	1.66
Financial Services	9,118	9,186	4.63	3.04
Health Care Facilities	9,481	9,465	4.77	3.14
Health Care Providers & Services	45,183	45,217	22.77	15.03
Household Durables	6,807	6,801	3.43	2.26
Insurance	12,534	12,574	6.33	4.17
IT Services	5,924	5,781	2.91	1.92
Machinery	3,980	4,008	2.02	1.33
Media	7,905	7,965	4.01	2.65
Oil, Gas & Consumable Fuels	7,563	7,533	3.79	2.51
Passenger Airlines	6,952	7,024	3.54	2.33
Pharmaceuticals	4,939	4,637	2.34	1.54
Professional Services	8,354	8,372	4.22	2.78
Software	13,737	13,846	6.97	4.59
Specialty Retail	2,234	2,258	1.14	0.75
Textiles, Apparel, & Luxury Goods	1,732	1,754	0.88	0.58
	$198,264	$198,509	100.00%	65.89%

December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Commercial Services & Supplies	$7,500	$7,508	10.59%	2.99%
Construction & Engineering	2,199	2,197	3.10	0.87
Diversified Consumer Services	5,051	5,059	7.14	2.01
Financial Services	1,774	1,807	2.55	0.72
Health Care Facilities	9,467	9,465	13.35	3.76
Health Care Providers & Services	15,511	15,665	22.10	6.22
Household Durables	6,800	6,796	9.59	2.70
IT Services	954	955	1.35	0.39
Oil, Gas & Consumable Fuels	7,544	7,533	10.63	2.99
Passenger Airlines	2,970	3,010	4.25	1.20
Professional Services	5,392	5,372	7.58	2.13
Software	3,786	3,783	5.34	1.50
Textiles, Apparel, & Luxury Goods	1,736	1,733	2.43	0.69
Total	$70,684	$70,883	100.00%	28.17%

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

FEAC monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Adviser, the Subadviser and the Board review these investment scores on a quarterly basis. Our average portfolio company investment score was 1.94 and 1.96 at March 31, 2024 and December 31, 2023, respectively. The following is a distribution of the investment scores of our portfolio companies at March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

	As of March 31, 2024				As of December 31, 2023
Risk Rating	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio
1	$12,230	6.16%	$12,201	6.15%	$2,793	3.94%	$2,778	3.93%
2	186,279	93.84	186,063	93.85	68,090	96.06	67,906	96.07
3	—	0.00	—	0.00	—	0.00	—	0.00
4	—	0.00	—	0.00	—	0.00	—	0.00
5	—	0.00	—	0.00	—	0.00	—	0.00
	$198,509	100.00%	$198,264	100.00%	$70,883	100.00%	$70,684	100.00%

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2024 and December 31, 2023, we had no loans on non-accrual status.

Results of Operations

We are a newly-formed entity that commenced our loan origination and investment activities on July 10, 2023. We therefore have no corresponding prior-year periods with which to compare our operating results.

The following table represents our operating results (in thousands):

For the Three Months Ended March 31, 2024
Operating Results
Total investment income	$5,543
Net expenses	1,991
Net unrealized appreciation (depreciation)	46
Net realized gain (loss)	—
Net increase (decrease) in net assets resulting from operations	$3,598

Investment Income

The composition of our investment income was as follows (in thousands):

For the Three Months Ended March 31, 2024
Investment Income
Interest income	3,251
Dividend income	2,013
Other income	279
Total investment income	$5,543

For the three months ended March 31, 2024, total investment income was $5.5 million driven by our deployment of capital, as well as dividend income earned on our cash equivalents. The size of our investment portfolio at fair value was $198.5 million as of March 31, 2024, with a weighted average yield of 11.2%.

Operating Expenses

The composition of our operating expenses was as follows:

For the Three Months Ended March 31, 2024
Operating Expenses
Interest expense	$820
Base management fees	785
Administrator expense	422
Amortization of continuous offering costs	198
Other Expenses	551
Income based incentive fee	198
Capital gains incentive fee	6
Total operating expenses	2,980
Management fees waiver	(785)
Incentive fee waiver	(204)
Total expenses, net of fee waivers	$1,991

For the three months ended March 31, 2024, total expenses, net of fee waivers, were $1,991. The major expenses incurred by the Company include costs of our Credit Facility, fees due to the Adviser under the Advisory Agreement for base management fees and incentive fees, fees due to the Administrator under the Administration Agreement, expenses incurred in the organization of the Company, and the amortization of capitalized costs related to the continuous offering of our Common Shares. In addition, other expenses include professional fees (legal, audit and tax services), accounting and sub-administration fees, custodian fees, and printing fees.

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

Net Realized Gains and Losses Investments

During the three months ended March 31, 2024, the Company had no full or partial exits of investment and recognized no realized gains or losses on investment activity.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized, if any.

For the three months ended March 31, 2024, we had net unrealized appreciation on investments of $46 thousand.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase (decrease) in net assets resulting from operations totaled $3.6 million, or $0.33 per common share based on a weighted average of 11,060,438 Common Shares outstanding for the three months ended March 31, 2024.

Financial Condition, Liquidity and Capital Resources

We generate our liquidity and capital resources primarily from (i) net proceeds from private offerings of our equity, (ii) cash flows from our operations (including interest and fees earned from our investments and principal repayments and proceeds from sales of our investments), and (iii) borrowings under our existing leverage facilities and any financing arrangements we may enter into in the future. These financings may come in the form of borrowings from banks and issuances of senior securities. Any such incurrences or issuances would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Our primary uses of cash include (i) investments in portfolio companies in accordance with our investment strategy, (ii) general corporate operations (including payments to the Adviser and Subadviser), (iii) debt service of any borrowings, (iv) share repurchases under our share repurchase program, and (v) cash distributions to our shareholders. We believe our current cash position, available capacity on our Credit Facility and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.

As of March 31, 2024 and December 31, 2023, we had $142.1 million and $183.4 million, respectively, in cash and cash equivalents. Additionally, as of March 31, 2024 we had $5.0 million of borrowings outstanding and $345.0 million available for additional borrowings under the Credit Facility, subject to borrowing base availability. As of December 31, 2023 we had no borrowings outstanding and $350.0 million available for additional borrowings under the Credit Facility, subject to borrowing base availability. See “Debt” below for additional information.

We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of March 31, 2024, our asset coverage ratio was 6125.8%.

Cash Flows

For the three months ended March 31, 2024, our operating activities used cash of $92.4 million, primarily in connection with the purchase of portfolio investments and payment of Company expenses.

For the three months ended March 31, 2024, our financing activities included proceeds of $50.0 million from the issuance of Common Shares and $5.0 million from borrowings under our Credit Facility. Additionally our financing activities included the payment of $0.1 million for offering costs and $1.3 million for deferred financing costs.

Share Issuances and Share Repurchases

Share Issuances:

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 2,058,460 Common Shares on March 1, 2024 for an aggregate offering price of $50.0 million. After the capital drawdown, the Company had no unfunded commitments.

The following table summarizes the issuance of shares pursuant to subscription agreements as of March 31, 2024:

Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
March 1, 2024	2,058,460	$50,000
Total	2,058,460	$50,000

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

As of March 31, 2024, the Company had not commenced its share repurchase program.

Distributions and Distribution Reinvestment

The following table presents distributions that were declared and payable during the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 5, 2024	February 6, 2024	February 27, 2024	$0.12	$1,244
February 29, 2024	February 29, 2024	March 26, 2024	$0.12	$1,244
March 28, 2024	March 28, 2024	April 26, 2024	$0.12	$1,491
				$3,979

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

Debt

On September 22, 2023, the SPV, a wholly-owned financing subsidiary of the Company, the Company, as transferor, and FEPC Fund Servicer, LLC, as servicer, an affiliate of the Company, entered into a $350 million senior secured revolving credit facility (the “Credit Facility”) with Morgan Stanley Bank N.A., as initial lender, certain other lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as account bank and collateral custodian, and FEPC Fund Servicer, LLC, a wholly-owned subsidiary of the Company, as servicer under the Credit Facility.

The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 75% of the principal balance of its eligible portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 65%. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through September 22, 2026. The Credit Facility has a minimum utilization requirement of 65% of the facility amount following a nine-month ramp-up period through the end of the revolving period. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The SPV’s obligations under the Credit Facility are secured by a first priority security interest in substantially all of the assets of the SPV, including its portfolio of investments and the Company’s equity interest in the SPV. As of March 31, 2024, the Company held 25 positions in the SPV’s account for collateral under the Credit Facility. As of March 31, 2024, the Company had $5.0 million of borrowings outstanding under the Credit Facility. As of December 31, 2023, the Company held 17 positions in the SPV’s account for collateral under the Credit Facility. As of December 31, 2023, the Company had no outstanding borrowings under the Credit Facility.

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

The components of interest expense were as follows (in thousands):

For the Three Months Ended March 31, 2024
Borrowing interest expense	$3
Borrowing administration fees	133
Facility unused fees	531
Amortization of financing costs	153
Total interest expense	$820
Average Debt Outstanding (1)	5,000
Average Stated Interest Rate (1)	8.35%

(1) Average for the period of March 29, 2024 (initial draw down on the Credit Facility) through March 31, 2024.

Commitments and Contingencies and Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we had outstanding commitments to fund revolving lines of credit or delayed draw investments with an aggregate principal amount of $27.3 million and $14.9 million, respectively.

Related Party Transactions

Refer to Note 3—“Agreements and Related Party Transactions” in the Notes to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of the Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates should be read in connection with our risk factors described in our Annual Report on Form 10-K and our Pre-Effective Registration Statement on Form N-2.

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

Recent Developments

On April 30, 2024, the Company's Board declared a distribution of $0.12 per Common Share, which is payable on May 29, 2024 to shareholders of record as of April 30, 2024.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2024 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$10,099	$(150)	$9,949
Up 200 basis points	8,083	(100)	7,983
Up 100 basis points	6,068	(50)	6,018
Down 100 basis points	2,037	50	2,087
Down 200 basis points	22	100	122

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K, as well as those under the caption “Risk Factors” in our Registration Statement on Form N-2 filed with the SEC on March 29, 2024 and April 24, 2024, respectively. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

During the quarter ended March 31, 2024, there were no repurchases of Common Shares under the Company’s share repurchase program.

As of March 31, 2024, the Company had received capital commitments totaling $302.7 million. On February 16, 2024, the Company provided the investors with a capital drawdown notice relating to the sale of 2,058,460 of the Company’s Common Shares on March 1, 2024 with an aggregate offering price of $50.0 million. After the capital drawdowns, the Company had no uncalled capital commitments.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the period ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each such term is defined in Item 408(c) of Regulation S-K.

Departure of Certain Officers; Appointment of Certain Officers

As disclosed in the Company’s current report on Form 8-K filed on February 6, 2024, Christopher J. Flynn previously notified the Board of his intention to resign as President, Chief Executive Officer and Trustee of the Company. On May 9, 2024, Mr. Flynn notified the Board that the effective date of his resignation as President, Chief Executive Officer and Trustee of the Company will be as of the close of business on May 31, 2024. Mr. Flynn’s resignation was not a result of any disagreement with the Company, the Advisers or their affiliates regarding their operations, policies, practices or otherwise.

In connection with Mr. Flynn’s resignation, the Board has appointed David O’Connor to serve as President and Chief Executive Officer of the Company, effective as of the close of business on May 31, 2024. Mr. O’Connor will also continue to serve as a Trustee and will no longer serve as the Company’s Head of Legal & Compliance, a role that no longer exists with the Company. Mr. O’Connor is General Counsel and Head of Legal and Compliance at FEIM. Prior to joining First Eagle in January 2017, he served as executive vice president and General Counsel for Delaware Investments and the Delaware Investments Family of Funds. He was also responsible for strategic investment relationships and initiatives and served as chairman of Delaware’s Dublin-based UCITs fund group. Mr. O’Connor served on the firm’s Board of Directors, as well as a variety of committees. Prior to joining Delaware, he was an associate in the business and finance department of the Philadelphia office of Ballard Spahr, where he focused on mergers and acquisitions, contract negotiations and investment company work. Mr. O’Connor is a member of the Board of Directors and Executive Committee of Philadelphia Futures, a nonprofit organization providing urban high school and college students with resources necessary to obtain a college degree. He earned a bachelor's degree with a double major in sociology and biblical studies from Gordon College and a J.D. with honors from Villanova University School of Law.

Mr. O’Connor (i) was not appointed as the Company’s President and Chief Executive Officer pursuant to any arrangement or understanding with any other person; (ii) does not have a family relationship with any of the Company’s Trustees or other executive officers; (iii) has not engaged, since the beginning of the Company’s last fiscal year, nor proposes to engage, in any transaction in which the Company was or is a participant; and (iv) has not entered into, nor expects to enter into, any material plan, contract, arrangement, grant or award in connection with his appointment as the Company’s President and Chief Executive Officer.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Second Amended and Restated Agreement and Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2023)
3.2	Bylaws (incorporated by reference to Exhibit 3.6 to the Registrant's Registration Statement on Form 10 filed on April 3, 2023)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Eagle Private Credit Fund

Date: May 13, 2024	By:	/s/ Christopher J. Flynn
Christopher J. Flynn
Chief Executive Officer

Date: May 13, 2024	By:	/s/ Jennifer M. Wilson
Jennifer M. Wilson
Chief Financial Officer and Treasurer