Form 10-Q
period 2024-06-30
First Eagle Private Credit Fund
filed 2024-08-14
CIK 1890107

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the registrant had 12,425,415 common shares of beneficial interest, $0.001 par value per share, outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Statement of Assets and Liabilities as of June 30, 2024 (Unaudited) and December 31, 2023	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2024 and the period April 28, 2023 (initial capitalization) through June 30, 2023 (Unaudited)	4
	Consolidated Statements of Changes in Net Assets for the six months ended June 30, 2024 and the period April 28, 2023 (initial capitalization) through June 30, 2023 (Unaudited)	5
	Consolidated Statement of Cash Flows for the six months ended June 30, 2024 and the period April 28, 2023 (initial capitalization) through June 30, 2023 (Unaudited)	7
	Consolidated Schedule of Investments as of June 30, 2024 (Unaudited) and December 31, 2023	8
	Notes to Consolidated Financial Statements (Unaudited)	19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	50

PART II.	OTHER INFORMATION	51

Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	52
Signatures		53

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

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. In addition to factors previously identified in the Item 1A. Risk Factors section of our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2024, as well as the risk factors set forth in “Risk Factors” of our Pre-Effective Registration Statement on Form N-2 filed on June 3, 2024, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

First Eagle Private Credit Fund

Consolidated Statement of Assets and Liabilities (unaudited)

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost of: $443,790 and $70,684, respectively)	$443,817	$70,883
Cash and cash equivalents	34,299	183,395
Interest and dividends receivable	3,042	1,654
Deferred financing costs	2,591	2,897
Deferred offering costs	2,227	978
Principal receivable	587	13
Prepaid expenses and other assets	325	58
Due from Adviser	321	—
Total assets	$487,209	$259,878

LIABILITIES
Credit facility	74,100	—
Payable for investments purchased	107,276	4,750
Distributions payable	2,239	—
Offering costs payable	187	275
Due to affiliates	102	—
Financing costs payable	—	1,313
Accrued professional fees	310	444
Accrued administration expense	459	547
Accrued expenses and other liabilities	239	145
Accrued interest and other borrowing costs	1,034	736
Total liabilities	$185,946	$8,210
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.001 (unlimited shares authorized, 12,425,384 and 10,366,818 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	12	$10
Paid-in capital in excess of par value	301,766	252,307
Distributable earnings (accumulated losses)	(515)	(649)
Total net assets	$301,263	$251,668
Net asset value per share	$24.25	$24.28

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024	For the Period April 28, 2023 (initial capitalization) through June 30, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$6,768	$10,019	$—
Dividend income	1,058	3,071	—
Other income	359	638	—
Total investment income	8,185	13,728	—
Expenses:
Interest expense	1,170	1,990	—
Administration expense	413	835	—
Base management fees	939	1,724	—
Organization costs	—	—	1,040
Amortization of continuous offering costs	418	616	—
Trustees’ fees	130	228	86
Professional fees	318	599	56
Other general and administrative expenses	208	380	76
Income-based incentive fee	695	893	—
Capital gains incentive fee	12	18	—
Total expenses	4,303	7,283	1,258
Management fees waiver	(939)	(1,724)	—
Incentive fees waiver	(707)	(911)	—
Expense support	(321)	(321)	—
Net expenses	2,336	4,327	1,258

Net investment income (loss)	5,849	9,401	(1,258)

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	(4)	(4)	—
Net realized gain (loss)	(4)	(4)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(218)	(172)	—
Net change in unrealized appreciation (depreciation)	(218)	(172)	—
Net realized and unrealized gain (loss)	(222)	(176)	—
Net increase (decrease) in net assets resulting from operations	$5,627	$9,225	$(1,258)

Per share information - basic and diluted:
Net investment income (loss) per share (basic and diluted)	$0.47	$0.80	$(314.55)
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.45	$0.79	$(314.55)
Distributions declared per share	$0.46	$0.82	$—
Weighted average shares outstanding (basic and diluted)	12,425,341	11,739,160	4,000

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2023	10,366,818	$10	$252,307	$(649)	$251,668
Operations:
Net investment income	—	—	—	3,552	3,552
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	46	46
Net increase (decrease) in net assets resulting from operations	—	—	—	3,598	3,598
Shareholder distributions:
Distributions to shareholders	—	—	—	(3,979)	(3,979)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(3,979)	(3,979)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions (1)	40	—	1	—	1
Issuance of shares	2,058,460	2	49,998	—	50,000
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(198)	198	—
Net increase (decrease) in net assets resulting from capital share transactions	2,058,500	2	49,801	198	50,001
Net increase (decrease) for the period	2,058,500	2	49,801	(183)	49,620
Balance, March 31, 2024	12,425,318	$12	$302,108	$(832)	$301,288
Operations:
Net investment income	—	—	—	5,849	5,849
Net realized gain (loss)	—	—	—	(4)	(4)
Net change in unrealized appreciation (depreciation)	—	—	—	(218)	(218)
Net increase (decrease) in net assets resulting from operations	—	—	—	5,627	5,627
Shareholder distributions:
Distributions to shareholders	—	—	—	(5,654)	(5,654)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(5,654)	(5,654)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions (1)	66	—	2	—	2
Issuance of shares	—	—	—	—	—
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(344)	344	—
Net increase (decrease) in net assets resulting from capital share transactions	66	—	(342)	344	2
Net increase (decrease) for the period	66	—	(342)	317	(25)
Balance, June 30, 2024	12,425,384	$12	$301,766	$(515)	$301,263
(1)
Par Value is less than $1.

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

First Eagle Private Credit Fund

Consolidated Statement of Cash Flows (unaudited)

(in thousands, except shares)

	For the Six Months Ended June 30, 2024	For the Period April 28, 2023 (initial capitalization) through June 30, 2023
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$9,225	$(1,258)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount and amortization of premium	(473)	—
Proceeds from sale of investments and principal repayments	11,817	—
Purchases of investments	(282,502)	—
Net realized (gains) losses on investments	4	—
Net change in unrealized (appreciation) depreciation on investments	172	—
Amortization of deferred financing costs	306	—
Amortization of continuous offering costs	616	—
Changes in operating assets and liabilities:
Interest and dividends receivable	(1,388)	—
Prepaid expenses and other assets	(267)	—
Organization costs payable	—	918
Due to affiliates	53	121
Due from adviser	(321)	—
Trustees' fees payable	—	86
Accrued administration expense	(88)	—
Accrued professional fees	(134)	56
Accrued expenses and other liabilities	94	77
Accrued interest and other borrowing costs	298	—
Net cash provided by (used in) operating activities	(262,588)	—
Cash flow from financing activities
Proceeds from issuance of shares	50,000	100
Borrowings under credit facility	79,100	—
Debt repayments	(5,000)	—
Distributions paid	(7,394)	—
Deferred financing costs paid	(1,313)	—
Deferred offering costs paid	(1,901)	—
Net cash provided by (used in) financing activities	113,492	100
Net decrease in cash and cash equivalents	(149,096)	100
Cash and cash equivalents, beginning of period	183,395	—
Cash and cash equivalents, end of period	$34,299	$100
Supplemental disclosure of cash flow information and non-cash financing activities
Distributions payable	$2,239	$—
Accrued but unpaid offering costs	$187	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Schedule of Investments (unaudited)

June 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Acquisition Date	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Bleriot US Bidco Inc	(11)	United States	S + 3.25%	0.00%	n/a	5/13/2024	10/31/2030	2,892	$2,902	$2,910	0.97%
Chromalloy	(12)	United States	S + 3.75%	0.00%	9.06%	3/22/2024	3/27/2031	3,000	2,971	3,013	1.00
									5,873	5,923	1.97
Air Freight & Logistics
AIT Worldwide Logistics	(11)	United States	S + 4.75%	0.00%	10.18%	5/28/2024	4/6/2028	4,987	5,007	5,000	1.66
LaserShip, Inc.		United States	S + 4.50%	0.75%	10.10%	5/13/2024	5/7/2028	3,990	3,837	3,411	1.13
									8,844	8,411	2.79
Automobile Components
First Brands Group, LLC	(11)(12)	United States	S + 5.00%	0.00%	10.59%	5/1/2024	3/30/2027	4,988	4,797	4,966	1.65
									4,797	4,966	1.65
Building Products
MI Windows and Doors, LLC	(12)	United States	S + 3.50%	0.00%	8.84%	3/21/2024	3/20/2031	4,000	3,980	4,029	1.34
									3,980	4,029	1.34
Chemicals
Project Cloud Holdings, LLC	(8)(12)	United States	S + 6.25%	1.00%	11.69%	3/27/2024	3/31/2029	10,549	10,322	10,338	3.43
Project Cloud Holdings, LLC	(8)(12)	United States	S + 6.25%	1.00%	11.69%	3/27/2024	3/31/2029	—	32	—	—
Project Cloud Holdings, LLC (Revolver)	(7)(8)(9)	United States	S + 6.25%	0.00%	11.69%	3/27/2024	3/31/2029	1,353	1,289	1,325	0.44
									11,643	11,663	3.87
Commercial Services & Supplies
Ardonagh Group Finco Pty Ltd	(8)(11)	Europe	S + 3.50%	0.00%	n/a	6/28/2024	2/27/2031	3,000	2,985	2,998	1.00
LRS Holdings LLC	(8)(12)	United States	S + 4.25%	0.00%	9.71%	3/1/2024	8/31/2028	1,990	1,990	1,811	0.60
Waste Resource Management Inc.	(8)(12)	United States	S + 5.75%	1.00%	11.09%	12/28/2023	12/28/2029	5,614	5,537	5,558	1.84
Waste Resource Management Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 5.75%	1.00%	11.09%	12/28/2023	12/28/2029	530	520	509	0.17
Waste Resource Management Inc. (Revolver)	(7)(8)(9)	United States	S + 0.50%	1.00%	n/a	12/28/2023	12/28/2029	—	(11)	(8)	—
									11,021	10,868	3.61
Construction & Engineering
RL James, Inc.	(8)(12)	United States	S + 6.00%	1.00%	11.44%	12/15/2023	12/15/2028	2,290	2,252	2,247	0.75
RL James, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 1.00%	1.00%	n/a	12/15/2023	12/15/2028	—	(36)	(41)	(0.01)
RL James, Inc. (Revolver)	(7)(8)(9)	United States	S + 0.50%	1.00%	n/a	12/15/2023	12/15/2028	—	(18)	(20)	(0.01)
									2,198	2,186	0.73
Containers & Packaging
Berlin Packaging L.L.C.	(11)	United States	S + 3.75%	0.00%	n/a	6/21/2024	5/9/2031	4,000	4,010	4,014	1.33
Canister International Group Inc.	(12)	United States	S + 4.00%	0.00%	9.34%	3/13/2024	3/22/2029	5,000	4,976	5,036	1.67
									8,986	9,050	3.00

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

June 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Acquisition Date	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
AMCP Clean Acquisition Co LLC	(8)(11)(12)	United States	S + 5.00%	0.50%	10.35%	2/27/2024	6/10/2028	9,698	9,598	9,686	3.22
LaserAway	(8)(12)	United States	S + 5.75%	0.75%	11.07%	9/22/2023	10/14/2027	1,514	1,499	1,514	0.50
Mammoth Holdings, LLC	(8)(12)	United States	S + 5.75%	1.00%	11.08%	11/15/2023	11/15/2030	3,618	3,552	3,546	1.18
Mammoth Holdings, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.75%	1.00%	11.04%	11/22/2023	11/15/2030	818	810	800	0.27
Mammoth Holdings, LLC (Revolver)	(7)(8)(9)	United States	S + 0.50%	1.00%	n/a	11/22/2023	11/15/2029	—	(8)	(9)	—
Reedy Industries Inc.	(8)(11)(12)	United States	S + 4.00%	0.00%	9.34%	6/14/2024	8/31/2028	4,952	4,922	4,977	1.65
Wrench Group LLC	(11)	United States	S + 4.00%	0.00%	n/a	6/25/2024	10/30/2028	3,990	4,005	3,998	1.33
									24,378	24,512	8.15
Diversified Telecommunication Services
Guardian US Holdco LLC	(11)	United States	S + 3.50%	0.00%	n/a	6/21/2024	1/31/2030	3,990	3,970	3,970	1.32
Modena Buyer LLC	(11)	United States	S + 4.50%	0.00%	n/a	4/19/2024	4/17/2031	5,000	4,900	4,887	1.62
Virgin Media Bristol LLC	(11)(12)	United States	S + 3.25%	0.00%	8.66%	4/22/2024	3/31/2031	5,000	4,899	4,733	1.57
									13,769	13,590	4.51
Electrical Equipment
Arcline FM Holding, LLC	(11)(12)	United States	S + 4.75%	0.00%	n/a	6/20/2024	6/23/2028	3,969	3,989	3,986	1.33
Energy Acquisition	(8)(12)	United States	S + 6.50%	2.00%	11.83%	5/10/2024	5/10/2029	7,542	7,395	7,391	2.45
Energy Acquisition	(7)(8)(10)	United States	S + 6.50%	2.00%	11.84%	5/10/2024	5/10/2029	358	351	342	0.11
									11,735	11,719	3.89
Entertainment
StubHub	(12)	United States	S + 4.75%	0.00%	10.09%	3/12/2024	3/15/2030	4,926	4,879	4,934	1.63
United Talent Agency, LLC	(8)(12)	United States	S + 3.75%	0.00%	9.08%	4/30/2024	7/7/2028	4,987	4,992	5,019	1.67
									9,871	9,953	3.30
Financial Services
Ahead DB Holdings, LLC	(12)	United States	S + 4.25%	0.75%	9.58%	1/24/2024	2/1/2031	3,000	2,972	3,014	1.00
Apella Capital LLC	(8)(12)(13)	United States	S + 5.50%	1.00%	14.00%	3/1/2024	3/1/2029	1,267	1,245	1,243	0.41
Apella Capital LLC (Delayed Draw)	(7)(8)(10)(13)	United States	S + 1.00%	1.00%	n/a	3/1/2024	3/1/2029	—	(2)	(5)	—
Apella Capital LLC (Revolver)	(8)(9)(13)	United States	S + 6.50%	1.00%	11.85%	3/1/2024	3/1/2029	250	246	245	0.08
Auxey Bidco Ltd.	(8)(11)(12)(13)	Europe	S + 6.00%	0.00%	11.41%	3/29/2024	6/29/2027	7,950	7,833	7,821	2.60
Evertec Group, LLC	(8)(12)(13)	United States	S + 3.25%	0.00%	8.59%	10/12/2023	10/30/2030	1,800	1,776	1,814	0.60
OEG Borrower LLC	(8)(11)	United States	S + 3.50%	0.00%	n/a	6/25/2024	6/25/2031	3,000	2,992	3,007	1.00
Priority Holdings LLC		United States	S + 4.75%	0.00%	10.08%	5/8/2024	4/24/2029	5,000	4,995	5,008	1.66
TouchTunes	(11)	United States	S + 4.75%	0.00%	n/a	6/14/2024	4/2/2029	3,482	3,482	3,490	1.16
UPC Financing Partnership	(11)	Europe	S + 3.00%	0.00%	n/a	5/13/2024	1/31/2029	5,000	5,001	4,979	1.65
									30,540	30,616	10.16
Ground Transportation
First Student Bidco Inc.		United States	S + 3.00%	0.50%	8.43%	5/23/2024	7/21/2028	4,000	4,000	4,008	1.33
									4,000	4,008	1.33

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

June 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Acquisition Date	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Health Care Equipment & Supplies
Journey Personal Care	(11)(12)	United States	S + 4.25%	0.75%	9.71%	4/22/2024	3/1/2028	4,987	4,973	4,980	1.65
									4,973	4,980	1.65
Health Care Facilities
Greenway Health, LLC	(8)(12)	United States	S + 6.75%	0.00%	12.01%	12/20/2023	4/1/2029	9,734	9,471	9,661	3.21
									9,471	9,661	3.21
Health Care Providers & Services
Aspen Dental Management Inc.	(12)	United States	S + 5.75%	0.00%	11.09%	1/9/2024	12/23/2027	4,975	4,756	5,016	1.66
Crisis Prevention Institute Inc	(12)	United States	S + 4.75%	0.50%	10.08%	4/3/2024	4/9/2031	3,000	2,985	3,012	1.00
Dermatology Intermediate Holdings III, Inc	(11)(12)	United States	S + 4.25%	0.50%	n/a	6/13/2024	3/30/2029	3,491	3,453	3,450	1.15
Dermatology Intermediate Holdings III, Inc	(11)(12)	United States	S + 4.25%	0.50%	9.58%	4/15/2024	3/30/2029	4,987	4,885	4,845	1.61
Elevate HD Parent, Inc.	(8)(12)	United States	S + 6.00%	1.00%	11.44%	8/18/2023	8/20/2029	993	977	983	0.33
Elevate HD Parent, Inc. (Delayed Draw)	(8)(10)	United States	S + 6.00%	1.00%	11.44%	8/18/2023	8/20/2029	23	23	23	0.01
Elevate HD Parent, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 1.00%	1.00%	n/a	8/18/2023	8/20/2029	—	(3)	(5)	—
Elevate HD Parent, Inc. (Revolver)	(7)(8)(9)	United States	S + 6.10%	1.00%	11.44%	8/18/2023	8/20/2029	20	17	18	0.01
First Steps Recovery Acquisition, LLC	(8)(12)	United States	S + 6.25%	1.00%	11.59%	3/29/2024	3/29/2030	4,812	4,743	4,740	1.57
First Steps Recovery Acquisition, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 1.00%	1.00%	n/a	3/29/2024	3/29/2030	—	(5)	(17)	(0.01)
First Steps Recovery Acquisition, LLC (Revolver)	(7)(8)(9)	United States	S + 0.50%	1.00%	n/a	3/29/2024	3/29/2030	—	(16)	(17)	(0.01)
Gen4 Dental Partners Opco, LLC	(8)(12)	United States	S + 5.50%	1.00%	10.82%	5/13/2024	5/13/2030	7,000	6,863	6,860	2.28
Gen4 Dental Partners Opco, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 1.00%	0.00%	n/a	5/13/2024	5/13/2030	—	(23)	(47)	(0.02)
Gen4 Dental Partners Opco, LLC (Revolving)	(7)(8)(9)	United States	S + 0.50%	0.00%	n/a	5/13/2024	5/13/2030	—	(9)	(9)	—
Houseworks Holdings	(8)(12)	United States	S + 5.25%	1.00%	10.55%	5/28/2024	12/15/2028	1,104	1,083	1,082	0.36
Houseworks Holdings	(8)(12)	United States	S + 6.50%	0.00%	12.00%	9/1/2023	12/15/2028	700	682	700	0.23
Houseworks Holdings (Delayed Draw)	(7)(8)(10)	United States	S + 1.00%	0.00%	n/a	5/28/2024	12/15/2028	—	(4)	(8)	—
Houseworks Holdings (Delayed Draw)	(7)(8)(10)	United States	S + 1.00%	1.00%	n/a	9/1/2023	12/15/2028	—	(10)	—	—
Houseworks Holdings (Revolver)	(7)(8)(9)	United States	S + 6.50%	1.00%	n/a	9/1/2023	12/15/2028	—	(5)	—	—
In Vitro Sciences, LLC	(8)(12)	United States	S + 6.00%	1.00%	11.46%	2/29/2024	2/28/2029	8,787	8,664	8,655	2.87
In Vitro Sciences, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 6.00%	1.00%	11.46%	2/29/2024	2/28/2029	2,245	2,234	2,211	0.73
In Vitro Sciences, LLC (Revolver)	(7)(8)(9)	United States	S + 0.50%	1.00%	n/a	2/29/2024	2/28/2029	—	(8)	(9)	—
Medrina, LLC	(8)(12)	United States	S + 6.25%	1.00%	11.57%	10/20/2023	10/20/2029	7,322	7,200	7,248	2.41
Medrina, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 1.00%	1.00%	n/a	10/20/2023	10/20/2029	—	(9)	(16)	(0.01)
Medrina, LLC (Revolver)	(7)(8)(9)	United States	S + 0.50%	1.00%	n/a	10/20/2023	10/20/2029	—	(18)	(11)	—
Monarch Behavioral Therapy, LLC	(8)(12)	United States	S + 5.00%	1.00%	10.33%	6/6/2024	6/6/2030	9,185	9,049	9,047	3.00
Monarch Behavioral Therapy, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 1.00%	1.00%	n/a	6/6/2024	6/6/2030	—	(8)	(25)	(0.01)
Monarch Behavioral Therapy, LLC (Revolver)	(7)(8)(9)	United States	S + 0.50%	1.00%	n/a	6/6/2024	6/6/2030	—	(17)	(17)	(0.01)
Physician Partners, LLC	(8)(11)(12)	United States	S + 5.50%	0.00%	10.81%	10/11/2023	12/22/2028	4,975	4,217	3,756	1.25
RMBUS Holdco Inc.	(8)(12)	United States	S + 6.50%	1.00%	11.68%	1/8/2024	1/8/2029	5,631	5,545	5,536	1.84
RMBUS Holdco Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 1.00%	1.00%	n/a	1/8/2024	1/8/2029	—	(16)	(35)	(0.01)
RMBUS Holdco Inc. (Revolver)	(7)(8)(9)	United States	S + 0.50%	1.00%	n/a	1/8/2024	1/8/2029	—	(16)	(17)	(0.01)
Visante Acquisition, LLC	(8)(12)	United States	S + 5.75%	1.00%	11.08%	1/31/2024	1/31/2030	8,440	8,322	8,313	2.76
Visante Acquisition, LLC (Revolver)	(7)(8)(9)	United States	S + 5.75%	1.00%	11.08%	1/31/2024	1/31/2030	—	(14)	(15)	—
									75,517	75,247	24.98

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

June 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Acquisition Date	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Household Durables
Air Conditioning Specialist, Inc.	(8)(12)	United States	S + 7.25%	1.00%	12.81%	8/16/2023	11/9/2026	1,119	1,106	1,111	0.37
Air Conditioning Specialist, Inc. (Delayed Draw)	(7)(8)(9)	United States	S + 0.50%	1.00%	n/a	12/15/2023	11/9/2026	—	—	—	—
Air Conditioning Specialist, Inc. (Revolver)	(7)(8)(9)	United States	S + 7.25%	1.00%	12.81%	8/16/2023	11/9/2026	30	30	30	0.01
Dorel Industries Inc.	(8)(12)(13)	Canada	S + 8.30%	2.00%	13.63%	12/8/2023	12/8/2026	5,922	5,844	5,922	1.96
									6,980	7,063	2.34
Insurance
Acrisure, LLC	(11)	United States	S + 3.25%	0.00%	n/a	6/6/2024	11/6/2030	3,000	3,000	3,000	0.99
Amynta Agency Borrower Inc.	(11)	United States	S + 3.75%	0.00%	n/a	6/6/2024	2/28/2028	3,000	3,000	3,011	1.00
Community Based Care Acquisition, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 1.00%	1.00%	n/a	3/19/2024	9/16/2027	—	(34)	—	—
The Mutual Group, LLC	(8)(12)	United States	S + 5.75%	1.00%	11.08%	1/31/2024	1/31/2030	9,716	9,580	9,570	3.18
The Mutual Group, LLC (Revolver)	(7)(8)(9)	United States	S + 0.50%	1.00%	n/a	1/31/2024	1/31/2030	—	(18)	(19)	(0.01)
Truist Insurance Holdings LLC	(12)	United States	S + 3.25%	0.00%	8.58%	3/22/2024	5/6/2031	3,000	2,993	3,010	1.00
									18,521	18,572	6.16
IT Services
Acumera, Inc.	(8)(12)	United States	S + 7.00%	1.00%	12.44%	9/29/2023	6/7/2028	956	944	956	0.32
Acumera, Inc. (Revolver)	(7)(8)(9)	United States	S + 0.50%	1.00%	n/a	9/29/2023	6/7/2028	—	(1)	—	—
Asurion, LLC	(12)	United States	S + 4.00%	0.00%	9.44%	3/1/2024	8/19/2028	4,975	4,963	4,926	1.63
Rackspace Technology Global Inc	(11)(12)	United States	S + 6.25%	0.75%	11.70%	4/30/2024	5/15/2028	2,005	2,032	2,037	0.68
									7,938	7,919	2.63
Machinery
CPM Holdings, Inc.	(11)	United States	S + 4.50%	0.00%	9.83%	5/13/2024	9/28/2028	4,987	5,014	4,960	1.64
Madison iAQ LLC	(11)(12)	United States	S + 2.75%	0.00%	8.09%	4/30/2024	6/21/2028	3,990	4,005	3,998	1.33
Project Castle, Inc.		United States	S + 5.50%	0.50%	10.80%	5/14/2024	6/1/2029	3,990	3,626	3,574	1.19
Vertical Midco	(12)(13)	Europe	S + 3.50%	0.50%	8.79%	5/11/2024	4/30/2030	3,980	3,970	4,006	1.33
									16,615	16,538	5.49
Media
ABG Intermediate Holdings 2 LLC	(7)(10)(11)	United States	S + 2.75%	0.00%	n/a	6/12/2024	12/21/2028	—	—	7	—
Cengage Learning Acquisitions, Inc.	(12)	United States	S + 4.25%	1.00%	9.54%	3/18/2024	3/15/2031	2,993	2,964	3,005	1.00
MH Sub I, LLC	(12)	United States	S + 4.25%	0.00%	9.59%	3/1/2024	5/3/2028	4,975	4,923	4,976	1.65
									7,887	7,988	2.65
Metals & Mining
Mid-State Machine and Fabricating Corporation	(8)(12)	United States	S + 5.50%	1.00%	10.84%	6/21/2024	6/21/2029	9,583	9,440	9,440	3.13
Mid-State Machine and Fabricating Corporation (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	10.84%	6/21/2024	6/21/2029	383	355	355	0.12
									9,795	9,795	3.25

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

June 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Acquisition Date	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Oil, Gas & Consumable Fuels
Essar Oil (UK) Limited	(8)(13)	Europe	S + 6.25%	3.00%	11.71%	10/31/2023	10/29/2024	7,609	7,583	7,609	2.53
									7,583	7,609	2.53
Passenger Airlines
United Airlines, Inc.	(12)(13)	United States	S + 2.75%	0.00%	8.09%	2/15/2024	2/22/2031	3,990	3,971	4,005	1.33
									3,971	4,005	1.33
Pharmaceuticals
Alvogen Pharma US, Inc.		United States	S + 7.50%	1.00%	12.98%	1/9/2024	6/30/2025	5,068	4,911	4,646	1.54
Amneal Pharmaceuticals LLC	(12)	United States	S + 5.50%	0.00%	10.84%	5/1/2024	5/4/2028	3,975	3,994	4,005	1.33
									8,905	8,651	2.87
Professional Services
CP Iris Holco I, Inc.	(11)	United States	S + 3.50%	0.00%	n/a	6/21/2024	10/2/2028	3,990	3,995	3,987	1.32
Grant Thornton LLP/Chicago	(11)	United States	S + 3.25%	0.00%	n/a	6/5/2024	5/30/2031	5,000	5,044	5,021	1.67
Nielsen Consumer, Inc.	(11)	United States	S + 4.75%	0.50%	n/a	6/18/2024	3/6/2028	5,000	4,988	5,012	1.65
SR Landscaping, LLC	(8)(12)	United States	S + 6.00%	1.00%	11.43%	10/30/2023	10/30/2029	5,377	5,305	5,323	1.77
SR Landscaping, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 6.00%	1.00%	11.43%	10/30/2023	10/30/2029	954	946	936	0.31
SR Landscaping, LLC (Revolver)	(7)(8)(9)	United States	S + 6.00%	1.00%	11.43%	10/30/2023	10/30/2029	89	77	80	0.03
Strategy Corps, LLC	(8)	United States	S + 5.25%	1.00%	10.59%	6/28/2024	6/28/2030	6,344	6,260	6,260	2.08
Strategy Corps, LLC (Delayed Draw)	(7)(8)	United States	S + 1.00%	1.00%	n/a	6/28/2024	6/28/2030	—	(11)	(44)	(0.01)
Strategy Corps, LLC (Revolver)	(7)(8)	United States	S + 0.50%	1.00%	n/a	6/28/2024	6/28/2030	—	(22)	(22)	(0.01)
Teneo Holdings LLC	(12)	United States	S + 4.75%	1.00%	10.09%	3/8/2024	3/13/2031	2,993	2,963	3,004	1.00
									29,545	29,557	9.81
Software
AppLovin Corp.	(11)(13)	United States	S + 2.50%	0.50%	n/a	3/11/2024	8/16/2030	4,987	5,012	4,999	1.66
Cloud Software Group, Inc.	(11)	United States	S + 4.00%	0.50%	n/a	6/21/2024	3/20/2029	4,000	3,995	4,002	1.33
Cloudera, Inc.	(8)(11)(12)	United States	S + 3.75%	0.00%	9.19%	4/22/2024	10/8/2028	4,990	4,984	4,999	1.66
Condor Merger Sub, Inc		United States	S + 3.25%	0.00%	8.58%	5/23/2024	3/1/2029	4,000	4,000	4,001	1.33
Enverus Holdings, Inc.	(8)	United States	S + 5.50%	0.75%	10.84%	12/28/2023	12/24/2029	3,839	3,786	3,848	1.28
Enverus Holdings, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 1.00%	0.75%	n/a	12/28/2023	12/24/2029	—	(1)	—	—
Enverus Holdings, Inc. (Revolver)	(7)(8)(9)	United States	S + 0.50%	0.75%	n/a	12/28/2023	12/24/2029	—	(4)	(9)	—
Mitchell International, Inc.	(11)	United States	S + 3.25%	0.00%	8.59%	6/6/2024	6/5/2031	2,460	2,448	2,442	0.81
QuickBase Inc.	(8)(12)	United States	S + 4.00%	0.00%	9.33%	3/13/2024	10/2/2028	4,974	4,952	4,977	1.65
Rocket Software, Inc.	(12)	United States	S + 4.75%	0.00%	10.09%	4/16/2024	11/28/2028	3,990	3,951	4,012	1.33
Solera Holdings Inc	(11)	United States	S + 4.00%	0.50%	n/a	6/21/2024	6/2/2028	1,995	1,997	1,996	0.66
VS Buyer LLC	(12)	United States	S + 3.25%	0.00%	8.58%	4/5/2024	4/4/2031	4,000	3,990	4,015	1.33
WatchGuard Technologies, Inc.	(11)(12)	United States	S + 5.25%	0.75%	10.59%	4/22/2024	7/2/2029	4,987	4,965	4,972	1.65
									44,075	44,254	14.69

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

June 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Acquisition Date	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Specialty Retail
Apro LLC	(8)(11)	United States	S + 3.75%	0.00%	n/a	6/26/2024	6/26/2031	5,000	4,986	5,006	1.66
BW Gas & Convenience Holdings, LLC	(12)	United States	S + 3.50%	0.00%	8.96%	4/22/2024	3/31/2028	3,990	3,985	3,995	1.32
LS Group Opco Acquisition LLC	(12)	United States	S + 3.00%	0.00%	8.34%	4/16/2024	4/23/2031	4,000	4,000	4,007	1.33
Sweetwater Borrower LLC	(12)	United States	S + 4.25%	0.75%	9.71%	2/29/2024	8/7/2028	2,209	2,193	2,218	0.74
									15,164	15,226	5.05
Textiles, Apparel, & Luxury Goods
Protective Industrial Products Inc	(8)(11)	United States	S + 4.00%	0.75%	9.46%	5/14/2024	12/29/2027	5,000	4,990	4,980	1.65
Rachel Zoe, Inc.	(8)(12)	United States	S + 7.66%	3.00%	12.99%	10/11/2023	10/9/2026	460	455	460	0.15
TR Apparel, LLC	(8)(12)	United States	S + 9.00%	2.00%	14.33%	8/9/2023	6/21/2027	1,292	1,270	1,292	0.43
									6,715	6,732	2.23
Trading Companies & Distributors
DXP Enterprises, Inc.	(11)(12)	United States	S + 4.75%	0.00%	n/a	6/20/2024	10/11/2030	1,489	1,498	1,500	0.50
Johnstone Supply, LLC	(11)	United States	S + 3.00%	0.00%	n/a	6/5/2024	5/16/2031	5,000	5,037	5,012	1.66
Verde Purchaser, LLC		United States	S + 4.50%	0.00%	9.83%	6/12/2024	11/30/2030	5,000	4,988	5,002	1.66
White Cap Buyer, LLC	(11)	United States	S + 3.25%	0.00%	n/a	6/6/2024	10/19/2024	3,000	2,992	3,009	1.00
									14,515	14,523	4.82
Wireless Telecommunication Services
CCI Buyer, Inc.	(11)(12)	United States	S + 4.00%	0.75%	9.33%	4/22/2024	12/17/2027	3,990	3,985	3,999	1.33
									3,985	3,999	1.33
Total First Lien Debt									$443,790	$443,813	147.32%

Warrant
IT Services
Acumera, Inc.	(8)	United States						1	—	4	—

Total Investments - non-controlled/non-affiliated									$443,790	$443,817	147.32%

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
(4)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to SOFR (denoted as “S”) which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2024. For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at June 30, 2024. Variable rate loans typically include an interest reference rate floor feature, which the Company has indicated if applicable.

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
(11)
This position has not yet settled as of June 30, 2024. The Company will not accrue interest until the settlement date at which point SOFR will be established.
(12)
These debt investments were pledged as collateral under the Company's Credit Facility as of June 30, 2024 (refer to Note 6, “Borrowings”).
(13)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, non-qualifying assets represented approximately 10.3% of the total assets of the Company.

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

The Company is offering and selling its common shares of beneficial interest, par value $0.001 per share (the “Common Shares”) in a continuous private placement (the “Private Offering”) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. The Company has registered a public offering with the Securities and Exchange Commission (“SEC”) to sell up to $5.0 billion of Common Shares, on a continuous basis, but will not commence a public offering until such offering has been registered in all of the necessary U.S. states and territories. Additionally, the Company has applied to the SEC for exemptive relief to permit the Company to offer multiple classes of Common Shares in the public offering.

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

The Company was initially capitalized on April 28, 2023 and commenced operations on July 10, 2023. As a result, comparative consolidated statements of operations, consolidated statements of changes in net assets and consolidated statements of cash flows are presented for the period of April 28, 2023 (initial capitalization) through June 30, 2023.

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

During the three and six months ended June 30, 2024, the Company had $6,768 and $10,019, respectively, of interest income.

During the period April 28, 2023 (initial capitalization) through June 30, 2023, the Company had no interest income.

PIK Income

The Company may have investments in its portfolio which contain a contractual PIK, interest provision. PIK interest is computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment, and is recorded as income. The Company will cease accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect amounts to be collectible and will generally only begin to recognize PIK income again when all principal and interest have been paid or upon the restructuring of the investment where the interest is deemed collectible. To maintain the Company’s status as a RIC, PIK interest income, which is considered investment company taxable income, may be required to be paid out to shareholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash. The Company did not have any PIK investments during the three and six months ended June 30, 2024. During the period April 28, 2023 (initial capitalization) through June 30, 2023, the Company did not have any PIK investments.

Dividend Income

Dividend income from cash equivalents is recorded on the record date. Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from a limited liability company or limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. During the three and six months ended June 30, 2024, the Company had $1,058 and $3,071, respectively, of dividend income. During the period April 28, 2023 (initial capitalization) through June 30, 2023, the Company had no dividend income.

Other Income

The Company may also generate revenue in the form of structuring, arranger or due diligence fees, amendment or consent fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees. Such fees are recognized as income when earned or the services are rendered. During the three and six months ended June 30, 2024, the Company had $359 and $638, respectively, of other income. During the period April 28, 2023 (initial capitalization) through June 30, 2023, the Company had no other income.

Non-Accrual

Loans are placed on non-accrual status when there is reasonable doubt whether principal or interest payments will be collected in full. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. Additionally, any original issue discount (“OID”) and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2024 and December 31, 2023, the Company had no loans on non-accrual status.

Organization and Offering Expenses

Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

Costs associated with the offering of Common Shares of the Company are capitalized as deferred offering costs on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period from the later of the Commencement of Operations or the date of incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous offering.

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

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On March 29, 2023, the Company’s Board unanimously approved an investment advisory agreement (the “Advisory Agreement”) and a subadvisory agreement (the “Subadvisory Agreement”), each of which became effective on March 30, 2023. The Advisory Agreement is effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company's outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

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

For the three and six months ended June 30, 2024, the Company accrued $939 and $1,724, respectively, in base management fees which were fully waived (see “Fee Waiver” below). For the period April 28, 2023 (initial capitalization) through June 30, 2023, the Company had no base management fees. As of June 30, 2024 and December 31, 2023, there were no amounts payable to the Adviser relating to management fees.

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

For the three and six months ended June 30, 2024, the Company accrued $695 and $893, respectively, in income-based incentive fees which were fully waived (see “Fee Waiver” below). For the period April 28, 2023 (initial capitalization) through June 30, 2023, the Company had no incentive fees. As of June 30, 2024 and December 31, 2023, there were no amounts payable to the Adviser relating to income-based incentive fees.

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

For the three and six months ended June 30, 2024, the Company accrued $12 and $18, respectively, in capital gains incentive fees which were fully waived (see “Fee Waiver” below). For the period April 28, 2023 (initial capitalization) through June 30, 2023, the Company had no capital gains incentive fees. As of June 30, 2024 and December 31, 2023, there were no amounts payable to the Adviser relating to capital gain incentive fees.

Fee Waiver

For the twelve months following the Commencement of Operations, the Advisers have agreed to waive all management fees (including incentive fees) and subadvisory fees payable to them under the Advisory Agreement and Subadvisory Agreement (the “Advisory Fee Waiver”). In connection with the effectiveness of the Company's registration statement, the Advisers have agreed to extend all management fee waivers (including the waiver of incentive fees) and subadvisory fees payable to them through December 31, 2024. The Advisory Fee Waiver is not revocable during its term and amounts waived pursuant to the Advisory Fee Waiver will not be subject to any right of future recoupment in favor of FEIM and FEAC.

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

For the three and six months ended June 30, 2024, the Company incurred administrator expenses of $413 and $835, respectively. For the period April 28, 2023 (initial capitalization) through June 30, 2023, the Company incurred administrator expenses of $76. As of June 30, 2024 and December 31, 2023, $459 and $547, respectively, of administrator expenses were due to the Administrator, which were included in accrued administrator expenses on the Consolidated Statement of Assets and Liabilities. Additionally, as of June 30, 2024 and December 31, 2023, $102 and $0, respectively, were due to the Administrator for direct expenses paid on the Company’s behalf, which were included in due to affiliates on the Consolidated Statement of Assets and Liabilities.

Expense Support and Conditional Reimbursement Agreement

On April 15, 2024, the Company's Board unanimously approved an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser which became effective on June 6, 2024. The initial term of the Expense Support Agreement is 12 months. Under the Expense Support Agreement, the Adviser will advance all of the Company's Other Operating Expenses (as defined below) so such expenses do not exceed 1.00% (on an annualized basis) of the Company's NAV (“Required Expense Payment”). Any Required Expense Payment must be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates.

“Other Operating Expenses” means the Company's organization and offering expenses, professional fees (including accounting, legal and auditing fees), custodian and transfer agent fees, third party valuation service fees, insurance costs, trustee fees, administration fees and other general and administrative expenses. For the avoidance of doubt, Other Operating Expenses excludes: (i) base management fees, (ii) incentive fees, (iii) shareholder servicing and/or distribution fees, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/interest payments (including any dividend payments, interest expense, commitment fees, or other expenses related to any leverage incurred by the Company), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Adviser).

Additionally, pursuant to the Expense Support Agreement, the Adviser may elect to pay, at such times as the Adviser determines, certain additional expenses on the Company's behalf (each such payment, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”), provided that no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

Following any calendar month (the "Applicable Calendar Month") in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company's shareholders based on distributions declared with respect to record dates occurring in the Applicable Calendar Month (“Excess Operating Funds”), the Company will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to or on behalf of the Company within three years prior to the last business day of the Applicable Calendar Month have been reimbursed (“Reimbursement Payment”).

“Available Operating Funds” means the sum of (i) the Company's net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company's net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any Applicable Calendar Month shall be made if (1) the Effective Rate of Distributions Per Share (as defined below) declared by the Company at the time of such proposed Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates unless such decrease in the Effective Rate of Distribution Per Share is as a result of a reduction in SOFR, or (2) the Company's Other Operating Expenses at the time of such Reimbursement Payment exceed 1.00% of the Company's net asset value at the end of the Applicable Calendar Month. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any.

The Company's obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the Applicable Calendar Month, except to the extent the Adviser has waived its right to receive such payment for the Applicable Calendar Month.

The following is a summary of Expense Payments and related Reimbursement Payments since June 6, 2024:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
June 30, 2024	$321	$—	$321	June 30, 2027
Total	$321	$—	$321

For the three and six months ended June 30, 2024, the Company accrued Expense Payments due from the Adviser in the amount of $321 and $321, respectively. For the three and six months ended June 30, 2024, there were no Reimbursement Payments made to the Adviser.

For the period April 28, 2023 (initial capitalization) through June 30, 2023, there were no Expense Payments made by the Adviser and no Reimbursement Payments made to the Adviser.

As of June 30, 2024 and December 31, 2023, $321 and $0, respectively, of Expense Payments were due from the Adviser, which were included in due from adviser on the Consolidated Statement of Assets and Liabilities.

Note 4. Investments

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien loan	$443,790	$443,813	100.00%	$70,684	$70,881	100.00%
Warrant	—	4	—	—	2	—
Total investments	$443,790	$443,817	100.00%	$70,684	$70,883	100.00%

The following is a summary of the industry classifications in which the Company invests as of June 30, 2024 and December 31, 2023:

June 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$5,873	$5,923	1.33%	1.97%
Air Freight & Logistics	8,844	8,411	1.90	2.79
Automobile Components	4,797	4,966	1.13	1.65
Building Products	3,980	4,029	0.91	1.34
Chemicals	11,643	11,663	2.63	3.87
Commercial Services & Supplies	11,021	10,868	2.45	3.61
Construction & Engineering	2,198	2,186	0.49	0.73
Containers & Packaging	8,986	9,050	2.04	3.00
Diversified Consumer Services	24,378	24,512	5.52	8.15
Diversified Telecommunication Services	13,769	13,590	3.06	4.51
Electrical Equipment	11,735	11,719	2.64	3.89
Entertainment	9,871	9,953	2.24	3.30
Financial Services	30,540	30,616	6.90	10.16
Ground Transportation	4,000	4,008	0.90	1.33
Health Care Equipment & Supplies	4,973	4,980	1.12	1.65
Health Care Facilities	9,471	9,661	2.18	3.21
Health Care Providers & Services	75,517	75,247	16.95	24.98
Household Durables	6,980	7,063	1.59	2.34
Insurance	18,521	18,572	4.18	6.16
IT Services	7,938	7,923	1.79	2.63
Machinery	16,615	16,538	3.73	5.49
Media	7,887	7,988	1.80	2.65
Metals & Mining	9,795	9,795	2.21	3.25
Oil, Gas & Consumable Fuels	7,583	7,609	1.71	2.53
Passenger Airlines	3,971	4,005	0.90	1.33
Pharmaceuticals	8,905	8,651	1.95	2.87
Professional Services	29,545	29,557	6.66	9.81
Software	44,075	44,254	9.97	14.69
Specialty Retail	15,164	15,226	3.43	5.05
Textiles, Apparel & Luxury Goods	6,715	6,732	1.52	2.23
Trading Companies & Distributors	14,515	14,523	3.27	4.82
Wireless Telecommunication Services	3,985	3,999	0.90	1.33
	$443,790	$443,817	100.00%	147.32%

December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Commercial Services & Supplies	$7,500	$7,508	10.59%	2.99%
Construction & Engineering	2,199	2,197	3.10	0.87
Diversified Consumer Services	5,051	5,059	7.14	2.01
Financial Services	1,774	1,807	2.55	0.72
Health Care Facilities	9,467	9,465	13.35	3.76
Health Care Providers & Services	15,511	15,665	22.10	6.22
Household Durables	6,800	6,796	9.59	2.70
IT Services	954	955	1.35	0.39
Oil, Gas & Consumable Fuels	7,544	7,533	10.63	2.99
Passenger Airlines	2,970	3,010	4.25	1.20
Professional Services	5,392	5,372	7.58	2.13
Software	3,786	3,783	5.34	1.50
Textiles, Apparel, & Luxury Goods	1,736	1,733	2.43	0.69
Total	$70,684	$70,883	100.00%	28.17%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$410,574	$410,482	92.49%	136.25%
Canada	5,844	5,922	1.33	1.96
Europe	27,372	27,413	6.18	9.11
Total	$443,790	$443,817	100.00%	147.32%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$57,257	$57,469	81.07%	22.84%
Canada	5,883	5,881	8.30	2.34
Europe	7,544	7,533	10.63	2.99
Total	$70,684	$70,883	100.00%	28.17%

As of June 30, 2024 and December 31, 2023, there were no loans on non-accrual status.

As of June 30, 2024 and December 31, 2023, on a fair value basis, 100% of the Company’s performing debt investments bore interest at a floating rate.

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

As of June 30, 2024, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuations procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

Fair Value Disclosures

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
First Lien Loan	$—	$230,060	$213,753	$443,813
Warrant	$—	$—	$4	$4
Total Investments	$—	$230,060	$213,757	$443,817
Percentage of Total	0.00%	51.84%	48.16%	100.00%

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Loan	$—	$5,018	$65,863	$70,881
Warrant	$—	$—	$2	$2
Total Investments	$—	$5,018	$65,865	$70,883
Percentage of Total	0.00%	7.08%	92.92%	100.00%

The following table provides a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024
	First Lien Loan	Warrant	Total Investments
Fair value, beginning of period	$124,071	$2	$124,073
Purchase of investments (including PIK)	85,010	—	85,010
Proceeds from principal repayments and sales of investments	(1,165)	—	(1,165)
Amortization of premium/accretion of discount, net	173	—	173
Net realized gain (loss) on investments	(2)	—	(2)
Net change in unrealized appreciation (depreciation) on investments	11	2	13
Transfers out of Level 3	(2,258)	—	(2,258)
Transfers to Level 3 (2)	7,913	—	7,913
Fair value, end of period	$213,753	$4	$213,757
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2024	$37	$2	$39

	Six Months Ended June 30, 2024
	First Lien Debt	Warrant	Total Investments
Fair value, beginning of period	$65,862	$2	$65,864
Purchase of investments (including PIK)	153,767	—	153,767
Proceeds from principal repayments and sales of investments	(1,254)	—	(1,254)
Amortization of premium/accretion of discount, net	278	—	278
Net realized gain (loss) on investments	(2)	—	(2)
Net change in unrealized appreciation (depreciation) on investments	40	2	42
Transfers out of Level 3	(4,938)	—	(4,938)
Fair value, end of period	$213,753	$4	$213,757
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2024	$39	$2	$41

Investments were transferred out of Level 3 during the three and six months ended June 30, 2024 due to improvements in the quantity and quality of information, specifically the number of vendor quotes available to support the valuation of each investment, as assessed by the Valuation Designee. Investments were transferred into Level 3 during the three and six months ended June 30, 2024 due to a decrease in the quantity and quality of information, specifically the number of vendor quotes available to support the valuation of each investment, as assess by the Valuation Designee.

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2024 and December 31, 2023. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
First lien debt (2)	$133,780	Discounted cash flows (income approach)	Comparative Yield	9.17%	14.99%	9.76%
	15,283	Recoverability	Collateral Value	$19.6mm	$364.1mm	$202.7mm
	149,063
Warrant	4	Market comparable companies (market approach)	EBITDA Multiple	35.00%	45.00%	40.00%
			Conversion Term (years)	3.0 yrs	4.0 yrs	3.5 yrs
Total	$149,067
(1)
Weighted averages are calculated based on fair value of investments.
(2)
Excluded from the presentation is $64,690 in first lien senior secured debt for which the Valuation Designee did not develop the unobservable inputs for the determination of fair value (examples include insufficient liquidity and single source quotation).

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

Other Financial Assets and Liabilities

As of June 30, 2024, the carrying amounts of the Company’s other financial instruments, such as cash and cash equivalents, receivables and payables, approximate the fair value of such items due to the short maturity of such instruments. As of June 30, 2024, the carrying amount of the Company’s outstanding Credit Facility approximates fair value. The fair value of the Credit Facility is estimated based upon market interest rates and entities with similar credit risk.

As of June 30, 2024, within the fair value hierarchy, the Company’s cash equivalents would be categorized as Level 1 and the Company's outstanding Credit Facility would be categorized as Level 3.

Note 6. Borrowings

In connection with the Company’s organization, the Board and the Company’s initial shareholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result of this approval, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024, the Company’s asset coverage ratio was 506.6%.

SPV Financing Facility

On September 22, 2023, First Eagle Private Credit Fund SPV, LLC (the “SPV”), a wholly-owned financing subsidiary of the Company, entered into a $350,000 senior secured revolving credit facility, as amended, (the “Credit Facility”) with Morgan Stanley Bank, N.A., as initial lender, certain other lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as account bank and collateral custodian, and FEPC Fund Servicer, LLC, a wholly-owned subsidiary of the Company, as servicer under the Credit Facility. On June 20, 2024, the SPV entered into the second amendment to the loan and servicing agreement (“Second Amendment”), amending the Credit Facility. The Second Amendment (i) amends the concentration limitation component of the borrowing base to allow, (x) until April 1, 2025, up to 75% of the SPV’s portfolio to be broadly syndicated loans or senior secured bonds, (y) thereafter until September 30, 2025, 50% of the SPV’s portfolio to be broadly syndicated loans or senior secured bonds, and (z) after September 30, 2025, 35% of the SPV’s portfolio to be broadly syndicated loans or senior secured bonds, (ii) reduces the minimum utilization amount under the Credit Facility to be 35% of the commitments under the Credit Facility until September 22, 2024, and (iii) changes the interest rate applicable to the minimum utilization amount to be only the “applicable margin.” The foregoing description is only a summary of certain of the provisions of the Second Amendment and is qualified in its entirety by the underlying agreement, which is filed as an exhibit hereto.

The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 75% of the principal balance of its eligible portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 65%. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through September 22, 2026. The Credit Facility has a minimum utilization requirement (“Minimum Utilization”) of 35% of the facility amount (following a nine-month ramp-up period through September 21, 2024). The minimum utilization requirement increases to 65% from September 22, 2024 through the end of the revolving period. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The SPV’s obligations under the Credit Facility are secured by a first priority security interest in substantially all of the assets of the SPV, including its portfolio of investments, and the Company’s equity interest in the SPV. As of June 30, 2024, the Company held 66 investments with a total fair market value of $294,299 in the SPV as collateral for the Credit Facility. As of June 30, 2024, the Company had $74,100 in borrowings outstanding under the Credit Facility. As of

December 31, 2023, the Company held 17 investments with a total fair market value of $50,997 in the SPV as collateral for the Credit Facility. As of December 31, 2023, the Company had no outstanding borrowings under the Credit Facility.

The Credit Facility has a scheduled maturity date of September 22, 2028, or earlier in accordance with the terms of the Credit Facility. Borrowings under the Credit Facility bear interest initially at the annual rate of three month term SOFR plus spread. The initial spread is 3.05% per annum for term SOFR advances during the revolving period and 3.55% per annum during the amortization period. Additionally, the SPV pays a fee of 0.15% per annum on the notional loan amount of $350,000, a minimum utilization fee of 3.05% on the Minimum Utilization less any outstanding borrowings if outstanding borrowings are less than the Minimum Utilization, and an unused fee of 0.60% per annum on the difference between the total facility amount and the greater of the Minimum Utilization or total outstanding borrowings.

Components of Interest Expense

The components of the Company’s interest expense were as follows:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024		For the Period April 28, 2023 (initial capitalization) through June 30, 2023
Borrowing interest expense	$345	$348		$—
Borrowing administration fees	132	265		—
Facility unused fees	540	1,071		—
Amortization of financing costs	153	306		—
Total interest expense	$1,170	$1,990		$—
Average Debt Outstanding	16,157	15,600	(1)	—
Average Stated Interest Rate	8.35%	8.35%	(1)	—
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

As of June 30, 2024 and December 31, 2023, the Company has the following unfunded commitments to portfolio companies:

June 30, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
ABG Intermediate Holdings 2 LLC	Delayed Draw	12/21/2026	$3,000	$7
Air Conditioning Specialist, Inc.	Delayed Draw	9/30/2024	$28	$—
Apella Capital LLC	Delayed Draw	3/1/2026	$250	$(5)
Community Based Care Acquisition, Inc.	Delayed Draw	3/19/2026	$3,750	$—
Electrical Components International, Inc.	Delayed Draw	5/10/2026	$433	$(9)
Elevate HD Parent, Inc.	Delayed Draw	2/18/2025	$533	$(5)
Enverus Holdings, Inc.	Delayed Draw	12/12/2026	$192	$—
First Steps Recovery Acquisition, LLC	Delayed Draw	9/29/2025	$1,149	$(17)
Gen4 Dental Partners Opco, LLC	Delayed Draw	5/13/2026	$2,333	$(47)
Housework Holdings	Delayed Draw	3/1/2025	$502	$—
Housework Holdings	Delayed Draw	5/28/2026	$417	$(8)
In Vitro Sciences, LLC	Delayed Draw	7/31/2024	$23	$—
Mammoth Holdings, LLC	Delayed Draw	11/15/2025	$91	$(2)
Medrina, LLC	Delayed Draw	4/20/2025	$1,550	$(16)
Monarch Behavioral Therapy, LLC	Delayed Draw	6/6/2026	$1,665	$(25)
RL James, Inc.	Delayed Draw	12/15/2025	$2,162	$(41)
RMBUS Holdco Inc.	Delayed Draw	1/8/2026	$2,070	$(35)
SR Landscaping, LLC	Delayed Draw	10/24/2027	$829	$(8)
Strategy Corps, LLC	Delayed Draw	6/28/2026	$3,300	$(44)
Waste Resource Management Inc.	Delayed Draw	12/28/2029	$1,539	$(15)
Revolver
Acumera, Inc.	Revolver	6/7/2028	$62	$—
Air Conditioning Specialist, Inc.	Revolver	11/9/2026	$62	$—
Elevate HD Parent, Inc.	Revolver	8/20/2029	$180	$(2)
Enverus Holdings, Inc.	Revolver	12/24/2029	$293	$(9)
First Steps Recovery Acquisition, LLC	Revolver	3/29/2030	$1,149	$(17)
Gen4 Dental Partners Opco, LLC	Revolver	5/13/2030	$467	$(9)
Housework Holdings	Revolver	12/15/2028	$178	$—
In Vitro Sciences, LLC	Revolver	2/28/2029	$568	$(9)
Mammoth Holdings, LLC	Revolver	11/15/2029	$455	$(9)
Medrina, LLC	Revolver	10/20/2029	$1,107	$(11)
Mid-State Machine and Fabricating Corporation	Revolver	6/21/2029	$1,533	$(23)
Monarch Behavioral Therapy, LLC	Revolver	6/6/2030	$1,115	$(17)
Project Cloud Holdings, LLC	Revolver	3/31/2029	$71	$(1)
RL James, Inc.	Revolver	12/15/2028	$1,081	$(20)
RMBUS Holdco Inc.	Revolver	1/8/2029	$1,035	$(17)
SR Landscaping, LLC	Revolver	10/30/2029	$801	$(8)
Strategy Corps, LLC	Revolver	6/28/2030	$1,650	$(22)
The Mutual Group, LLC	Revolver	1/31/2030	$1,299	$(19)
Visante Acquisition, LLC	Revolver	1/31/2030	$976	$(15)
Waste Resource Management Inc.	Revolver	12/28/2029	$828	$(8)
Total Unfunded Commitments			$40,726	$(486)

December 31, 2023
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
Air Conditioning Specialist, Inc.	Delayed Draw	9/30/2024	$28	$—
Elevate HD Parent, Inc.	Delayed Draw	2/18/2024	$110	$(2)
Elevate HD Parent, Inc.	Delayed Draw	2/18/2025	$533	$(10)
Enverus Holdings, Inc.	Delayed Draw	12/12/2026	$192	$(3)
Housework Holdings	Delayed Draw	12/15/2028	$502	$(15)
Mammoth Holdings, LLC	Delayed Draw	11/15/2025	$909	$(18)
Medrina, LLC	Delayed Draw	4/20/2025	$1,550	$(29)
RL James, Inc.	Delayed Draw	12/15/2025	$2,162	$(41)
SR Landscaping, LLC	Delayed Draw	4/30/2025	$1,784	$(27)
Waste Resource Management Inc.	Delayed Draw	12/28/2025	$2,069	$(31)
Revolver
Acumera, Inc.	Revolver	6/7/2025	$62	$(1)
Air Conditioning Specialist, Inc.	Revolver	11/9/2026	$62	$(1)
Elevate HD Parent, Inc.	Revolver	8/20/2029	$200	$(4)
Enverus Holdings, Inc.	Revolver	12/24/2029	$293	$(4)
Housework Holdings	Revolver	12/15/2028	$178	$(5)
Mammoth Holdings, LLC	Revolver	11/15/2029	$455	$(9)
Medrina, LLC	Revolver	10/20/2029	$1,107	$(21)
RL James, Inc.	Revolver	12/15/2028	$1,081	$(20)
SR Landscaping, LLC	Revolver	10/30/2029	$801	$(12)
Waste Resource Management Inc.	Revolver	12/28/2029	$828	$(12)
Total Unfunded Commitments			$14,906	$(265)

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

The following table summarizes the issuance of shares during the six months ended June 30, 2024:

Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
March 1, 2024	2,058,460	$50,000
Total	2,058,460	$50,000

During the six months ended June 30, 2024, the Company also issued 106 shares for an aggregate value of $3 under the DRIP (as defined below).

The sales of Common Shares were made pursuant to subscription agreements entered into by the Company and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase Common Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten calendar days prior notice to the funding date.

As of June 30, 2024, the Company has received capital commitments totaling $302,700, which was fully called as of June 30, 2024.

Distributions

The following table presents distributions that were declared and payable during the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 5, 2024	February 6, 2024	February 27, 2024	$0.120	$1,244
February 29, 2024	February 29, 2024	March 26, 2024	$0.120	$1,244
March 28, 2024	March 28, 2024	April 26, 2024	$0.120	$1,491
April 30, 2024	April 30, 2024	May 29, 2024	$0.120	$1,491
May 29, 2024	May 31, 2024	June 29, 2024	$0.155	$1,924
June 26, 2024	June 28, 2024	July 29, 2024	$0.180	$2,239
				$9,633

Character of Distributions

The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, and capital gains proceeds from the sale of assets.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares during the six months ended June 30, 2024:

June 30, 2024
Ordinary income (including net short-term capital gains)	$9,633
Capital gains	—
Return of capital	—
Total taxable distributions	$9,633

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

Note 9. Financial Highlights and Senior Securities

The following is a schedule of financial highlights for the six months ended June 30, 2024:

For the Six Months Ended June 30, 2024
Per Share Data:
Net assets, beginning of period	$24.28
Net investment income (loss) (1)	0.80
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	—
Net increase (decrease) in net assets resulting from operations (1)	0.80
Distributions declared from net investment income	(0.82)
Other (2)	(0.01)
Total increase (decrease) in net assets	(0.03)
Net assets, end of period	$24.25
Shares outstanding, end of period	12,425,384
Total return based on NAV (3)	3.26%
Ratios:
Net expenses to average net assets (4)	2.33%
Net investment income to average net assets (4)	7.14%
Portfolio turnover rate (5)	4.97%
Supplemental Data:
Net assets, end of period	$301,263
Total capital commitments, end of period	$302,700
Ratios of total contributed capital to total committed capital, end of period	100.00%
Average debt outstanding	$8,222
Asset coverage ratio	506.6%
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
(4)
For the six months ended June 30, 2024, amounts are annualized. For the six months ended June 30, 2024, the ratio of total operating expenses to average net assets was 5.14%, on an annualized basis, excluding the effect of expense support (recoupment) and management fee and income based incentive fee waivers by the Adviser, if any, which represented 2.80% of average assets.
(5)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

The following is information about the Company’s senior securities as of June 30, 2024 and December 31, 2023:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Facility
June 30, 2024	$74,100	$5,066	N/A	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Facility
December 31, 2023 (5)	$—	$—	—	N/A

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

Note 10. Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of June 30, 2024 except as discussed below.

On July 29, 2024, the Company’s Board declared a distribution of $0.21 per Common Share, which is payable August 28, 2024 to shareholders of record as of July 31, 2024.

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

The Company is offering and selling its common shares of beneficial interest, par value $0.001 per share (the “Common Shares”) in a continuous private placement (the “Private Offering”) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. The Company has registered a public offering with the Securities and Exchange Commission (“SEC”) to sell up to $5.0 billion of common shares of beneficial interest, par value $0.001, on a continuous basis, but will not commence a public offering until such offering has been registered in all of the necessary U.S. states and territories. Additionally, the Company has applied to the SEC for exemptive relief to permit the Company to offer multiple classes of Common Shares in the public offering.

The Company commenced its loan origination process and investment activities contemporaneously with the initial closing (excluding the initial seed capital investment made by the Adviser) (the “Initial Closing”) of the Private Offering of its Common Shares on June 12, 2023 and commenced operations following its first capital call on July 10, 2023 (“Commencement of Operations”).

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

Expense Support and Conditional Reimbursement Agreement

The Company has entered into an Expense Support Agreement with the Adviser. For additional information see Note 3—“Agreements and Related Party Transactions” in the Notes to the Consolidated Financial Statements.

Portfolio and Investment Activity

For the six months ended June 30, 2024, the Company made new investments in 81 new portfolio companies for an aggregate principal amount of $272.7 million (including $7.3 million of unfunded commitments), all of which was first lien debt.

The following summarizes our investment activity (information presented is at cost unless otherwise indicated):

As of and For the Six Months Ended June 30, 2024
Investments:
Total investments, beginning of period	$198,264
New investments purchased	257,395
Net accretion of discount on investments	314
Net realized gain (loss) on investments	(4)
Investments sold or repaid	(12,179)
Total investments, end of period	443,790
Amount of investments funded at principal:
First lien debt	$449,350
Warrant	1
Total portfolio investments	$449,351

	June 30, 2024	December 31, 2023
Number of portfolio companies	100	21
Weighted average yield on debt and income producing investments, at cost (1)	10.88%	11.22%
Weighted average yield on debt and income producing investments, at fair value (1)	10.88%	11.20%
Average loan to value (LTV) (2)	39.25%	32.54%
Percentage of debt investments bearing a floating rate, at fair value	100.00%	100.00%
Percentage of debt investments bearing a fixed rate, at fair value	0.00%	0.00%
Percentage of assets on non-accrual	0.00%	0.00%

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

(2) Includes all private debt investments for which fair value is determined by our Valuation Designee and excludes quoted assets and asset-backed loans. Average loan-to-value represents the net ratio of loan-to-value for each portfolio company, weighted based on the fair value of total applicable private debt investments. Loan-to-value is calculated as the current total net debt through each respective loan tranche divided by the estimated enterprise value of the portfolio company as of the most recent quarter end.

As of June 30, 2024 and December 31, 2023, our portfolio companies had a weighted average annual adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $45.3 million and $48.3 million, respectively. Amounts are weighted based on fair value of each respective investment. These calculations include all private debt investments for which fair value is determined by the Valuation Designee and excludes quoted assets. Amounts were derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

The following is a summary of the industry classifications in which we invested as of June 30, 2024 and December 31, 2023:

June 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$5,873	$5,923	1.33%	1.97%
Air Freight & Logistics	8,844	8,411	1.90	2.79
Automobile Components	4,797	4,966	1.13	1.65
Building Products	3,980	4,029	0.91	1.34
Chemicals	11,643	11,663	2.63	3.87
Commercial Services & Supplies	11,021	10,868	2.45	3.61
Construction & Engineering	2,198	2,186	0.49	0.73
Containers & Packaging	8,986	9,050	2.04	3.00
Diversified Consumer Services	24,378	24,512	5.52	8.15
Diversified Telecommunication Services	13,769	13,590	3.06	4.51
Electrical Equipment	11,735	11,719	2.64	3.89
Entertainment	9,871	9,953	2.24	3.30
Financial Services	30,540	30,616	6.90	10.16
Ground Transportation	4,000	4,008	0.90	1.33
Health Care Equipment & Supplies	4,973	4,980	1.12	1.65
Health Care Facilities	9,471	9,661	2.18	3.21
Health Care Providers & Services	75,517	75,247	16.95	24.98
Household Durables	6,980	7,063	1.59	2.34
Insurance	18,521	18,572	4.18	6.16
IT Services	7,938	7,923	1.79	2.63
Machinery	16,615	16,538	3.73	5.49
Media	7,887	7,988	1.80	2.65
Metals & Mining	9,795	9,795	2.21	3.25
Oil, Gas & Consumable Fuels	7,583	7,609	1.71	2.53
Passenger Airlines	3,971	4,005	0.90	1.33
Pharmaceuticals	8,905	8,651	1.95	2.87
Professional Services	29,545	29,557	6.66	9.81
Software	44,075	44,254	9.97	14.69
Specialty Retail	15,164	15,226	3.43	5.05
Textiles, Apparel & Luxury Goods	6,715	6,732	1.52	2.23
Trading Companies & Distributors	14,515	14,523	3.27	4.82
Wireless Telecommunication Services	3,985	3,999	0.90	1.33
	$443,790	$443,817	100.00%	147.32%

December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Commercial Services & Supplies	$7,500	$7,508	10.59%	2.99%
Construction & Engineering	2,199	2,197	3.10	0.87
Diversified Consumer Services	5,051	5,059	7.14	2.01
Financial Services	1,774	1,807	2.55	0.72
Health Care Facilities	9,467	9,465	13.35	3.76
Health Care Providers & Services	15,511	15,665	22.10	6.22
Household Durables	6,800	6,796	9.59	2.70
IT Services	954	955	1.35	0.39
Oil, Gas & Consumable Fuels	7,544	7,533	10.63	2.99
Passenger Airlines	2,970	3,010	4.25	1.20
Professional Services	5,392	5,372	7.58	2.13
Software	3,786	3,783	5.34	1.50
Textiles, Apparel, & Luxury Goods	1,736	1,733	2.43	0.69
Total	$70,684	$70,883	100.00%	28.17%

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

FEAC monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Adviser, the Subadviser and the Board review these investment scores on a quarterly basis. Our average portfolio company investment score was 1.97 and 1.96 at June 30, 2024 and December 31, 2023, respectively. The following is a distribution of the investment scores of our portfolio companies at June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	As of June 30, 2024				As of December 31, 2023
Risk Rating	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio
1	$12,516	2.82%	$12,431	2.80%	$2,793	3.94%	$2,778	3.93%
2	431,301	97.18	431,359	97.20	68,090	96.06	67,906	96.07
3	—	0.00	—	0.00	—	0.00	—	0.00
4	—	0.00	—	0.00	—	0.00	—	0.00
5	—	0.00	—	0.00	—	0.00	—	0.00
	$443,817	100.00%	$443,790	100.00%	$70,883	100.00%	$70,684	100.00%

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2024 and December 31, 2023, we had no loans on non-accrual status.

Results of Operations

We are a newly-formed entity that commenced our loan origination and investment activities on July 10, 2023. We therefore have no corresponding six month prior-year period with which to compare our operating results.

The following table represents our operating results (in thousands):

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024	For the Period April 28, 2023 (initial capitalization) through June 30, 2023
Operating Results
Total investment income	$8,185	$13,728	$—
Net expenses	2,336	4,327	1,258
Net investment income before excise tax	—	—	—
Excise tax expense	—	—	—
Net investment income after excise tax	—	—	—
Net unrealized appreciation (depreciation)	(218)	(172)	—
Net realized gain (loss)	(4)	(4)	—
Net increase (decrease) in net assets resulting from operations	$5,627	$9,225	$(1,258)

Investment Income

The composition of our investment income was as follows (in thousands):

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024	For the Period April 28, 2023 (initial capitalization) through June 30, 2023
Investment Income
Interest income	$6,768	$10,019	$—
Dividend income	1,058	3,071	—
Other income	359	638	—
Total investment income	$8,185	$13,728	$—

For the three and six months ended June 30, 2024, total investment income was $8.2 million and $13.7 million, respectively, driven by our deployment of capital, as well as dividend income earned on our cash equivalents. The size of our investment portfolio at fair value was $443.8 million as of June 30, 2024, with a weighted average yield of 10.9%.

Operating Expenses

The composition of our operating expenses was as follows:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024	For the Period April 28, 2023 (initial capitalization) through June 30, 2023
Operating Expenses
Interest expense	$1,170	$1,990	$—
Administrator expense	413	835	—
Base management fees	939	1,724	—
Organization costs	—	—	1,040
Amortization of continuous offering costs	418	616	—
Other Expenses	656	1,207	218
Income based incentive fee	695	893	—
Capital gains incentive fee	12	18	—
Total operating expenses	4,303	7,283	1,258
Management fees waiver	(939)	(1,724)	—
Incentive fee waiver	(707)	(911)	—
Expense support	(321)	(321)	—
Total expenses, net of fee waivers	$2,336	$4,327	$1,258

For the three and six months ended June 30, 2024, total expenses, net of expense support and fee waivers, were $2.3 million and $4.3 million, respectively. For the period April 28, 2023 (initial capitalization) through June 30, 2023, total expenses net of expense support and fee waivers, were $1.3 million.

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) of $1.2 million for the three months ended June 30, 2024 was driven by $16.2 million of average borrowings (at an average coupon interest rate of 8.35%) under our Credit Facility.

Total interest expense (including unused fees and amortization of deferred financing costs) of $2.0 million for the six months ended June 30, 2024 was driven by $15.6 million of average borrowings (at an average coupon interest rate of 8.35%) under our Credit Facility.

For the period April 28, 2023 (initial capitalization) through June 30, 2023, there was no interest expense as the Company had not entered into the Credit Facility during that period.

Base Management Fees

For the three and six months ended June 30, 2024, base management fees were $0.2 million and $0.9 million, respectively. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. The Adviser has waived management fees through December 31, 2024.

There were no base management fees for the period from April 28, 2023 (initial capitalization) through June 30, 2023, as the Company had not commenced operations during that period.

Income Based Incentive Fees

For the three and six months ended June 30, 2024, income based incentive fees were $0.7 million and $0.9 million, respectively. The Adviser has waived income based incentive fees through December 31, 2024.

There were no income based incentive fees for the period from April 28, 2023 (initial capitalization) through June 30, 2023, as the Company had not commenced operations during that period.

Capital Gains Incentive Fees

For the three and six months ended June 30, 2024, the Company accrued capital gains incentive fees of $12 and $18 , respectively. The Adviser has waived capital gains incentive fees through December 31, 2024.

There were no capital gains incentive fees for the period from April 28, 2023 (initial capitalization) through June 30, 2023, as the Company had not commenced operations during that period.

The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in a prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

Other Expense

Organization costs and offering costs include expenses incurred in our initial formation and our continuous offering. Administrator expense include fees due to the Administrator under the Administration Agreement, including the Company's allocable portion of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for the Company. Other expenses include professional fees (legal, audit and tax services), trustee fees, accounting and sub-administration fees, custodian fees, and printing fees and other costs.

Total other expenses were $1.5 million for the three months ended June 30, 3024, primarily comprised of $0.4 million of administrator expense, $0.4 million of offering costs and $0.3 million of professional fees.

Total other expenses were $2.7 million for the six months ended June 30, 2024, primarily comprised of $0.8 million of administrator expense, $0.6 million of offering costs and $0.6 million of professional fees.

Total expenses were $1.3 million for the period from April 28, 2023 (initial capitalization) through June 30, 2023, primarily comprised of $1.0 million of organization costs.

Income Taxes, Including Excise Taxes

The Company intends to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid,), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.

For the three and six months ended June 30, 2024, and for the period from April 28, 2023 (initial capitalization) through June 30, 2023, we incurred no U.S. federal excise tax.

Net Realized Gains and Losses Investments

For both the three and six months ended June 30, 2024, the Company had net realized losses on investments of ($4) from the full or partial sale of our debt investments.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized, if any.

For both the three and six months ended June 30, 2024, we had net unrealized depreciation on investments of ($0.2) million.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase (decrease) in net assets resulting from operations totaled $5.6 million, or $0.45 per common share based on a weighted average of 12,425,341 Common Shares outstanding for the three months ended June 30, 2024.

Net increase (decrease) in net assets resulting from operations totaled $9.2 million, or $0.79 per common share based on a weighted average of 11,739,160 Common Shares outstanding for the six months ended June 30, 2024.

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

As of June 30, 2024 and December 31, 2023, we had $34.3 million and $183.4 million, respectively, in cash and cash equivalents. Additionally, as of June 30, 2024 we had $74.1 million of borrowings outstanding and $275.9 million available for additional borrowings under the Credit Facility, subject to borrowing base availability. As of December 31, 2023 we had no borrowings outstanding and $350.0 million available for additional borrowings under the Credit Facility, subject to borrowing base availability. See “Debt” below for additional information.

We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of June 30, 2024, our asset coverage ratio was 506.6%.

Cash Flows

For the six months ended June 30, 2024 and the period April 28, 2023 (initial capitalization) through June 30, 2023, our operating activities used cash of $262.6 million and zero, respectively, primarily in connection with the purchase of portfolio investments and payment of Company expenses.

For the six months ended June 30, 2024 and the period April 28, 2023 (initial capitalization) through June 30, 2023, our financing activities included proceeds of $50.0 million and zero, respectively, from the issuance of Common Shares and $79.1 million and zero, respectively, from borrowings under our Credit Facility. Additionally our financing activities included the payment of $1.9 million and zero for offering costs and $1.3 million and zero for deferred financing costs, respectively.

Share Issuances and Share Repurchases

Share Issuances:

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 2,058,460 Common Shares on March 1, 2024 for an aggregate offering price of $50.0 million. After the capital drawdown, the Company had no unfunded commitments.

The following table summarizes the issuance of shares pursuant to subscription agreements as of June 30, 2024:

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

As of June 30, 2024, the Company had not commenced its share repurchase program.

Distributions and Distribution Reinvestment

The following table presents distributions that were declared and payable during the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 5, 2024	February 6, 2024	February 27, 2024	$0.120	$1,244
February 29, 2024	February 29, 2024	March 26, 2024	$0.120	$1,244
March 28, 2024	March 28, 2024	April 26, 2024	$0.120	$1,491
April 30, 2024	April 30, 2024	May 29, 2024	$0.120	$1,491
May 29, 2024	May 31, 2024	June 29, 2024	$0.155	$1,924
June 26, 2024	June 28, 2024	July 29, 2024	$0.180	$2,239
				$9,633

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

Debt

On September 22, 2023, the SPV, a wholly-owned financing subsidiary of the Company, the Company, as transferor, and FEPC Fund Servicer, LLC, as servicer, an affiliate of the Company, entered into a $350 million senior secured revolving credit facility, as amended, (the “Credit Facility”) with Morgan Stanley Bank N.A., as initial lender, certain other lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as account bank and collateral custodian, and FEPC Fund Servicer, LLC, a wholly-owned subsidiary of the Company, as servicer under the Credit Facility. On June 20, 2024, the SPV entered into the second amendment to the loan and servicing agreement (“Second Amendment”), amending the Credit Facility. The Second Amendment (i) amends the concentration limitation component of the borrowing base to allow, (x) until April 1, 2025, up to 75% of the SPV’s portfolio to be broadly syndicated loans or senior secured bonds, (y) thereafter until September 30, 2025, 50% of the SPV’s portfolio to be broadly syndicated loans or senior secured bonds, and (z) after September 30, 2025, 35% of the SPV’s portfolio to be broadly syndicated loans or senior secured bonds, (ii) reduces the minimum utilization amount under the Credit Facility to be 35% of the commitments under the Credit Facility until September 22, 2024, and (iii) changes the interest rate applicable to the minimum utilization amount to be only the “applicable margin.” The foregoing description is only a summary of certain of the provisions of the Second Amendment and is qualified in its entirety by the underlying agreement, which is filed as an exhibit hereto.

The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 75% of the principal balance of its eligible portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 65%. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through September 22, 2026. The Credit Facility has a minimum utilization requirement of 35% of the facility amount (following a nine-month ramp-up period through September 21, 2024). The minimum utilization requirement increases to 65% from September 22, 2024 through the end of the revolving period. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The SPV’s obligations under the Credit Facility are secured by a first priority security interest in substantially all of the assets of the SPV, including its portfolio of investments and the Company’s equity interest in the SPV. As of June 30, 2024, the Company held 66 positions in the SPV’s account for collateral under the Credit Facility. As of June 30, 2024, the Company had $74.1 million of borrowings outstanding under the Credit Facility. As of December 31, 2023, the Company held 17 positions in the SPV’s account for collateral under the Credit Facility. As of December 31, 2023, the Company had no outstanding borrowings under the Credit Facility.

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

The components of interest expense were as follows (in thousands):

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024		For the Period April 28, 2023 (initial capitalization) through June 30, 2023
Borrowing interest expense	$345	$348		$—
Borrowing administration fees	132	265		—
Facility unused fees	540	1,071		—
Amortization of financing costs	153	306		—
Total interest expense	$1,170	$1,990		$—
Average Debt Outstanding	16,157	15,600	(1)	—
Average Stated Interest Rate	8.35%	8.35%	(1)	—

(1) Average for the period of March 29, 2024 (initial draw down on the Credit Facility) through June 30, 2024.

Commitments and Contingencies and Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, we had outstanding commitments to fund revolving lines of credit or delayed draw investments with an aggregate principal amount of $40.7 million and $14.9 million, respectively.

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

Recent Developments

On July 29, 2024, the Company’s Board declared a distribution of $0.21 per Common Share, which is payable on August 28, 2024 to shareholders of record as of July 31, 2024.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2024 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$21,313	$(2,222)	$19,091
Up 200 basis points	16,820	(1,481)	15,339
Up 100 basis points	12,326	(740)	11,586
Down 100 basis points	3,339	742	4,081
Down 200 basis points	(1,154)	1,483	329

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K, as well as those under the caption “Risk Factors” in our Registration Statement on Form N-2 filed with the SEC on March 29, 2024 and June 4, 2024, respectively. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

During the quarter ended June 30, 2024, there were no repurchases of Common Shares under the Company’s share repurchase program.

As of June 30, 2024, the Company had received capital commitments totaling $302.7 million. As of June 30, 2024, the Company had no uncalled capital commitments.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the period ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each such term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Second Amended and Restated Agreement and Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2023)
3.2	Bylaws (incorporated by reference to Exhibit 3.6 to the Registrant's Registration Statement on Form 10 filed on April 3, 2023)
10.1

Second Amendment to Loan and Servicing Agreement, dated June 20, 2024, among First Eagle Private Credit Fund SPV, LLC, as borrower; First Eagle Private Credit Fund, as transferor; Morgan Stanley Bank, N.A., as initial lender; Morgan Stanley Senior Funding, Inc., as administrative agent; U.S. Bank Trust Company, National Association, as collateral agent; and U.S. Bank National Association, as account bank and collateral custodian*

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Eagle Private Credit Fund

Date: August 14, 2024	By:	/s/ David O'Connor
David O'Connor
Chief Executive Officer

Date: August 14, 2024	By:	/s/ Jennifer M. Wilson
Jennifer M. Wilson
Chief Financial Officer and Treasurer