Form 10-Q
period 2024-09-30
First Eagle Private Credit Fund
filed 2024-11-13
CIK 1890107

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01642

First Eagle Private Credit Fund

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-6975595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1345 Avenue of the Americas New York, NY	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 698-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of November 13, 2024, the registrant had 12,425,524 common shares of beneficial interest, $0.001 par value per share, outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Statement of Assets and Liabilities as of September 30, 2024 (Unaudited) and December 31, 2023	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2024, for the three months ended September 30, 2023 and for the period April 28, 2023 (initial capitalization) through September 30, 2023 (Unaudited)	4
	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2024 and for the period April 28, 2023 (initial capitalization) through September 30, 2023 (Unaudited)	5
	Consolidated Statement of Cash Flows for the nine months ended September 30, 2024 and for the period April 28, 2023 (initial capitalization) through September 30, 2023 (Unaudited)	8
	Consolidated Schedule of Investments as of September 30, 2024 (Unaudited) and December 31, 2023	9
	Notes to Consolidated Financial Statements (Unaudited)	20
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	53

PART II.	OTHER INFORMATION	54

Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	55
Signatures		56

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

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. In addition to factors previously identified in the Item 1A. Risk Factors section of our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2024, as well as the risk factors set forth in “Risk Factors” of our Pre-Effective Registration Statement on Form N-2 filed on June 4, 2024, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

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
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the risks, uncertainties and other factors we identify in our most recent Annual Report on Form 10-K, as well as our Pre-Effective Registration Statement on Form N-2 filed with the SEC on March 29, 2024 and June 4, 2024, respectively, and in our other filings with the SEC that we make from time to time.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

First Eagle Private Credit Fund

Consolidated Statement of Assets and Liabilities (unaudited)

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost of: $509,747 and $70,684, respectively)	$507,771	$70,883
Cash and cash equivalents	42,150	183,395
Interest and dividends receivable	4,568	1,654
Deferred financing costs	2,437	2,897
Deferred offering costs	2,178	978
Receivable for investments sold or repaid	10,543	13
Prepaid expenses and other assets	95	58
Due from Adviser	1,360	—
Total assets	$571,102	$259,878

LIABILITIES
Credit facility	233,600	—
Payable for investments purchased	28,809	4,750
Distributions payable	2,609	—
Offering costs payable	426	275
Due to affiliates	142	—
Financing costs payable	—	1,313
Accrued professional fees	304	444
Accrued administration expense	517	547
Accrued expenses and other liabilities	199	145
Accrued interest and other borrowing costs	4,666	736
Total liabilities	$271,272	$8,210
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.001 (unlimited shares authorized, 12,425,487 and 10,366,818 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	12	$10
Paid-in capital in excess of par value	301,502	252,307
Distributable earnings (accumulated losses)	(1,684)	(649)
Total net assets	$299,830	$251,668
Net asset value per share	$24.13	$24.28

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Period April 28, 2023 (initial capitalization) through September 30, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$12,639	$65	$22,658	$65
Dividend income	523	563	3,594	563
Other income	420	3	1,058	3
Total investment income	13,582	631	27,310	631
Expenses:
Interest expense	4,763	88	6,753	88
Administration expense	442	220	1,277	220
Base management fees	948	105	2,672	105
Organization costs	—	116	—	1,156
Amortization of continuous offering costs	542	198	1,158	198
Trustees’ fees	123	91	351	177
Professional fees	451	259	1,050	321
Other general and administrative expenses	286	112	666	182
Income-based incentive fee	876	—	1,769	—
Capital gains incentive fee	(43)	—	(25)	—
Total expenses	8,388	1,189	15,671	2,447
Management fees waiver	(948)	(105)	(2,672)	(105)
Incentive fees waiver	(833)	—	(1,744)	—
Expense support	(1,039)	—	(1,360)	—
Net expenses	5,568	1,084	9,895	2,342

Net investment income (loss)	8,014	(453)	17,415	(1,711)

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	381	—	377	—
Net realized gain (loss)	381	—	377	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(2,003)	5	(2,175)	5
Net change in unrealized appreciation (depreciation)	(2,003)	5	(2,175)	5
Net realized and unrealized gain (loss)	(1,622)	5	(1,798)	5
Net increase (decrease) in net assets resulting from operations	$6,392	$(448)	$15,617	$(1,706)

Per share information - basic and diluted:
Net investment income (loss) per share (basic and diluted)	$0.64	$(0.24)	$1.46	$(1.56)
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.51	$(0.24)	$1.31	$(1.56)
Distributions declared per share	$0.63	$—	$1.45	$—
Weighted average shares outstanding (basic and diluted)	12,425,419	1,855,261	11,968,745	1,095,769

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2023	10,366,818	$10	$252,307	$(649)	$251,668
Operations:
Net investment income	—	—	—	3,552	3,552
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	46	46
Net increase (decrease) in net assets resulting from operations	—	—	—	3,598	3,598
Shareholder distributions:
Distributions to shareholders	—	—	—	(3,979)	(3,979)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(3,979)	(3,979)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions (1)	40	—	1	—	1
Issuance of shares	2,058,460	2	49,998	—	50,000
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(198)	198	—
Net increase (decrease) in net assets resulting from capital share transactions	2,058,500	2	49,801	198	50,001
Net increase (decrease) for the period	2,058,500	2	49,801	(183)	49,620
Balance, March 31, 2024	12,425,318	$12	$302,108	$(832)	$301,288
Operations:
Net investment income	—	—	—	5,849	5,849
Net realized gain (loss)	—	—	—	(4)	(4)
Net change in unrealized appreciation (depreciation)	—	—	—	(218)	(218)
Net increase (decrease) in net assets resulting from operations	—	—	—	5,627	5,627
Shareholder distributions:
Distributions to shareholders	—	—	—	(5,654)	(5,654)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(5,654)	(5,654)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions (1)	66	—	2	—	2
Issuance of shares	—	—	—	—	—
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(344)	344	—
Net increase (decrease) in net assets resulting from capital share transactions	66	—	(342)	344	2
Net increase (decrease) for the period	66	—	(342)	317	(25)
Balance, June 30, 2024	12,425,384	$12	$301,766	$(515)	$301,263
Operations:
Net investment income (loss)	—	—	—	8,014	8,014
Net realized gain (loss)	—	—	—	381	381
Net change in unrealized appreciation (depreciation)	—	—	—	(2,003)	(2,003)
Net increase (decrease) in net assets resulting from operations	—	—	—	6,392	6,392
Shareholder distributions:
Distributions to shareholders	—	—	—	(7,828)	(7,828)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(7,828)	(7,828)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions (1)	103	—	3	—	3
Issuance of shares	—	—	—	—	—
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(267)	267	—
Net increase (decrease) in net assets resulting from capital share transactions	103	—	(264)	267	3
Net increase (decrease) for the period	103	—	(264)	(1,169)	(1,433)
Balance, September 30, 2024	12,425,487	$12	$301,502	$(1,684)	$299,830

(1)
Par Value is less than $1.

First Eagle Private Credit Fund

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, April 28, 2023	—	$—	$—	$—	$—
Operations:
Net investment income (loss)	—	—	—	(1,258)	(1,258)
Net increase (decrease) in net assets resulting from operations	—	—	—	(1,258)	(1,258)
Capital Share Transactions:
Issuance of shares	4,000	—	100	—	100
Net increase (decrease) for the period	4,000	—	100	(1,258)	(1,158)
Balance, June 30, 2023	4,000	$—	$100	$(1,258)	$(1,158)
Operations:
Net investment income	—	—	—	(453)	(453)
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	5	5
Net increase (decrease) in net assets resulting from operations	—	—	—	(448)	(448)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions (2)	—	—	—	—	—
Issuance of shares	2,052,000	2	51,298	—	51,300
Net increase (decrease) for the period	2,052,000	2	51,298	(448)	50,852
Balance, September 30, 2023	2,056,000	$2	$51,398	$(1,706)	$49,694

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Cash Flows (unaudited)

(in thousands, except shares)

	For the Nine Months Ended September 30, 2024	For the Period April 28, 2023 (initial capitalization) through September 30, 2023
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$15,617	$(1,706)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount and amortization of premium	(888)	(2)
Proceeds from sale of investments and principal repayments	46,756	14
Purchases of investments	(471,025)	(5,962)
Net realized (gains) losses on investments	(377)	—
Net change in unrealized (appreciation) depreciation on investments	2,175	(5)
Amortization of deferred financing costs	461	22
Amortization of continuous offering costs	1,158	198
Changes in operating assets and liabilities:
Interest and dividends receivable	(2,914)	(256)
Prepaid expenses and other assets	(37)	(44)
Due to affiliates	91	—
Due from adviser	(1,360)	—
Accrued administration expense	(30)	220
Accrued professional fees	(140)	321
Accrued expenses and other liabilities	54	241
Accrued interest and other borrowing costs	3,930	—
Net cash provided by (used in) operating activities	(406,529)	(6,959)
Cash flow from financing activities
Proceeds from issuance of shares	50,000	51,400
Borrowings under credit facility	238,600	—
Debt repayments	(5,000)	—
Distributions paid	(14,846)	—
Deferred financing costs paid	(1,313)	(1,312)
Deferred offering costs paid	(2,157)	(728)
Net cash provided by (used in) financing activities	265,284	49,360
Net decrease in cash and cash equivalents	(141,245)	42,401
Cash and cash equivalents, beginning of period	183,395	—
Cash and cash equivalents, end of period	$42,150	$42,401
Supplemental disclosure of cash flow information and non-cash financing activities
Interest paid during the period	$2,363	$—
Accrued but unpaid debt financing costs	$—	$1,313
Distributions payable	$2,609	$—
Accrued but unpaid offering costs	$426	$166
Reinvestment of distributions	$6	$—
Excise taxes paid	$9	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Acquisition Date	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Bleriot US Bidco Inc.		United States	S + 3.25%	0.00%	7.85%	5/13/2024	10/31/2030	2,890	$2,896	$2,898	0.97%
Chromalloy Corporation	(12)	United States	S + 3.75%	0.00%	9.08%	3/22/2024	3/27/2031	7	7	7	—
									2,903	2,905	0.97
Air Freight & Logistics
Air Buyer Inc.	(8)(12)	United States	S + 5.25%	0.00%	10.53%	7/23/2024	7/23/2030	5,174	5,108	5,106	1.70
Air Buyer Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 5.25%	1.00%	1.00%	7/23/2024	7/23/2030	—	(15)	(15)	(0.01)
Air Buyer Inc. (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	0.50%	7/23/2024	7/23/2030	—	(7)	(7)	—
AIT Worldwide Logistics		United States	S + 4.75%	0.00%	9.97%	5/28/2024	4/6/2028	4,974	4,993	4,987	1.66
LaserShip, LLC		United States	S + 4.50%	0.75%	9.37%	5/13/2024	5/7/2028	3,980	3,837	2,531	0.85
Odyssey Logistics & Technology Corporation	(11)	United States	S + 4.50%	0.00%	n/a	9/10/2024	10/12/2027	1,995	1,987	1,981	0.66
									15,903	14,583	4.86
Automobile Components
First Brands Group, LLC	(12)	United States	S + 5.00%	0.00%	10.51%	5/1/2024	3/30/2027	2,474	2,392	2,452	0.82
									2,392	2,452	0.82
Building Products
MI Windows and Doors, LLC	(12)	United States	S + 3.50%	0.00%	8.35%	3/21/2024	3/20/2031	3,990	3,971	4,002	1.33
									3,971	4,002	1.33
Chemicals
Project Cloud Holdings, LLC	(8)(12)	United States	S + 6.25%	1.00%	11.20%	3/27/2024	3/31/2029	10,523	10,306	10,260	3.42
Project Cloud Holdings, LLC (Revolver)	(8)(9)	United States	S + 6.25%	0.00%	11.20%	3/27/2024	3/31/2029	1,424	1,392	1,389	0.47
									11,698	11,649	3.89
Commercial Services & Supplies
APS Acquisition Holdings, LLC	(8)(12)	United States	S + 5.75%	1.00%	10.35%	7/10/2024	7/11/2029	8,100	7,984	7,979	2.66
APS Acquisition Holdings, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.75%	1.00%	1.00%	7/10/2024	7/11/2029	—	(17)	(52)	(0.02)
APS Acquisition Holdings, LLC (Revolver)	(7)(8)(9)	United States	S + 5.75%	1.00%	0.50%	7/10/2024	7/11/2029	—	(25)	(26)	(0.01)
Ardonagh Midco 3 Limited	(13)	Europe	S + 3.75%	0.00%	8.52%	6/28/2024	2/17/2031	3,000	2,985	3,011	1.00
LRS Holdings LLC	(12)	United States	S + 4.25%	0.00%	9.21%	3/1/2024	8/31/2028	1,985	1,985	1,888	0.63
Waste Resource Management Inc.	(8)(12)	United States	S + 5.75%	1.00%	10.60%	12/28/2023	12/28/2029	5,600	5,526	5,558	1.86
Waste Resource Management Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 5.75%	1.00%	10.60%	12/28/2023	12/28/2029	528	519	513	0.17
Waste Resource Management Inc. (Revolver)	(7)(8)(9)	United States	S + 5.75%	1.00%	0.50%	12/28/2023	12/28/2029	—	(11)	(6)	—
									18,946	18,865	6.29
Construction & Engineering
RL James, Inc.	(8)(12)	United States	S + 6.00%	1.00%	11.02%	12/15/2023	12/15/2028	2,284	2,248	2,238	0.75
RL James, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 6.00%	1.00%	11.30%	12/15/2023	12/15/2028	1,546	1,512	1,503	0.50
RL James, Inc. (Revolver)	(7)(8)(9)	United States	S + 6.00%	1.00%	10.84%	12/15/2023	12/15/2028	108	91	86	0.03
									3,851	3,827	1.28
Containers & Packaging
Berlin Packaging LLC	(12)	United States	S + 3.75%	0.00%	8.89%	6/21/2024	6/7/2031	3,990	4,000	3,992	1.33
Closure Systems International Group Inc.	(12)	United States	S + 4.00%	0.00%	8.85%	3/13/2024	3/22/2029	4,987	4,965	5,010	1.67
									8,965	9,002	3.00

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

September 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Acquisition Date	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
AMCP Clean Acquisition Co LLC	(12)	United States	S + 5.00%	0.50%	10.06%	2/27/2024	6/10/2028	9,674	9,581	9,662	3.22
LaserAway Intermediate Holdings II, LLC	(8)(12)	United States	S + 5.75%	0.75%	11.30%	9/22/2023	10/14/2027	1,510	1,496	1,510	0.50
Mammoth Holdings, LLC	(8)(12)	United States	S + 5.75%	1.00%	10.35%	11/15/2023	11/15/2030	5,233	5,138	5,129	1.71
Mammoth Holdings, LLC (Delayed Draw)	(8)(10)(12)	United States	S + 5.75%	1.00%	10.89%	11/22/2023	11/15/2030	1,315	1,291	1,289	0.43
Mammoth Holdings, LLC (Revolver)	(7)(8)(9)	United States	S + 5.75%	1.00%	0.50%	11/22/2023	11/15/2029	—	(12)	(13)	—
Reedy Industries Inc.	(8)(12)	United States	S + 4.25%	0.00%	9.00%	4/17/2024	8/31/2028	4,940	4,912	4,949	1.65
Wrench Group LLC		United States	S + 4.00%	0.00%	8.87%	6/25/2024	10/30/2028	3,980	3,993	3,984	1.33
									26,399	26,510	8.84
Diversified Telecommunication Services
Guardian US Holdco LLC		United States	S + 3.50%	0.00%	8.10%	6/21/2024	1/31/2030	3,980	3,961	3,961	1.32
Virgin Media Bristol LLC	(12)	United States	S + 3.25%	0.00%	8.66%	4/22/2024	3/31/2031	5,000	4,903	4,782	1.60
									8,864	8,743	2.92
Electrical Equipment
Arcline FM Holding, LLC	(12)	United States	S + 4.50%	0.00%	9.65%	7/12/2024	6/23/2028	3,970	3,989	3,982	1.33
Energy Acquisition	(8)(12)	United States	S + 6.50%	2.00%	11.28%	5/10/2024	5/10/2029	7,880	7,738	7,723	2.57
Energy Acquisition (Delayed Draw)	(7)(8)(10)	United States	S + 6.50%	2.00%	1.00%	5/10/2024	5/10/2029	—	(4)	(9)	—
									11,723	11,696	3.90
Entertainment
Liberty Media Corporation	(11)	United States	S + 2.00%	0.00%	n/a	12/31/1899	9/10/2031	1,333	1,333	1,336	0.45
Liberty Media Corporation (Delayed Draw)	(7)(10)(11)	United States	S + 2.00%	0.00%	n/a	9/10/2024	9/6/2031	—	—	1	—
StubHub	(12)	United States	S + 4.75%	0.00%	9.60%	3/12/2024	3/15/2030	4,913	4,869	4,918	1.64
United Talent Agency, LLC	(8)(12)	United States	S + 3.75%	0.00%	8.87%	4/30/2024	7/7/2028	—	—	—	—
									6,202	6,255	2.09
Financial Services
Ahead DB Holdings, LLC	(12)	United States	S + 3.50%	0.75%	8.10%	1/24/2024	2/1/2031	2,993	2,964	3,000	1.00
Apella Capital LLC	(8)(12)(13)	United States	P + 6.50%	1.00%	13.50%	3/1/2024	3/1/2029	1,264	1,243	1,240	0.41
Apella Capital LLC (Delayed Draw)	(7)(8)(10)(13)	United States	S + 6.50%	1.00%	11.56%	3/1/2024	3/1/2029	200	194	195	0.07
Apella Capital LLC (Revolver)	(7)(8)(9)(13)	United States	S + 6.50%	1.00%	11.29%	3/1/2024	3/1/2029	200	196	195	0.07
Auxey Bidco Ltd.	(8)(12)(13)	Europe	S + 6.00%	0.00%	11.44%	3/29/2024	6/29/2027	7,930	7,822	7,781	2.59
Evertec Group, LLC	(8)(12)(13)	United States	S + 3.25%	0.00%	8.10%	10/12/2023	10/30/2030	—	—	—	—
Focus Financial Partners, LLC	(11)	United States	S + 3.25%	0.00%	n/a	9/10/2024	9/10/2031	1,806	1,802	1,803	0.60
Focus Financial Partners, LLC (Delayed Draw)	(7)(10)(11)	United States	S + 3.25%	0.00%	n/a	9/10/2024	9/10/2031	—	—	—	—
GTCR Everest Borrower LLC	(11)	United States	S + 3.00%	0.00%	n/a	8/22/2024	6/3/2031	3,000	2,989	2,969	0.99
Paint Intermediate III LLC	(11)	United States	S + 3.00%	0.00%	n/a	9/11/2024	9/11/2031	2,000	1,990	1,999	0.67
Priority Holdings, LLC		United States	S + 4.75%	0.00%	9.81%	5/8/2024	5/16/2031	4,988	4,983	4,988	1.66
Ryan Specialty Group, LLC		United States	S + 2.25%	0.00%	7.10%	9/10/2024	9/11/2031	2,000	1,995	2,003	0.67
Sagebrush Buyer, LLC	(8)(12)	United States	S + 5.25%	1.00%	10.10%	7/1/2024	7/1/2030	10,915	10,758	10,752	3.59
Sagebrush Buyer, LLC (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	0.50%	7/1/2024	7/1/2030	—	(18)	(19)	(0.01)
TouchTunes	(12)	United States	S + 4.75%	0.00%	9.35%	6/14/2024	4/2/2029	3,474	3,474	3,475	1.16
									40,392	40,381	13.47

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

September 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Acquisition Date	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Ground Transportation
First Student Bidco Inc.	(12)	United States	S + 3.00%	0.50%	7.70%	5/23/2024	7/21/2028	3,990	3,990	4,000	1.33
Kenan Advantage Group, Inc.		United States	S + 3.25%	0.00%	8.10%	8/2/2024	1/25/2029	1,995	1,995	1,992	0.66
UPC Financing Partnership	(12)	Europe	S + 2.93%	0.00%	8.14%	5/13/2024	1/31/2029	5,000	5,001	4,982	1.66
									10,986	10,974	3.65
Health Care Equipment & Supplies
Journey Personal Care	(12)	United States	S + 4.25%	0.75%	9.21%	4/22/2024	3/1/2028	4,974	4,961	4,974	1.66
									4,961	4,974	1.66
Health Care Providers & Services
Aspen Dental Management Inc.	(12)	United States	S + 5.75%	0.00%	10.60%	1/9/2024	12/23/2027	—	—	—	—
Crisis Prevention Institute Inc.	(12)	United States	S + 4.75%	0.50%	9.35%	4/3/2024	4/9/2031	3,000	2,986	3,013	1.00
Dermatology Intermediate Holdings III, Inc.	(8)(12)	United States	S + 5.50%	0.50%	10.35%	6/13/2024	3/30/2029	3,483	3,446	3,413	1.14
Dermatology Intermediate Holdings III, Inc.	(12)	United States	S + 4.25%	0.50%	9.10%	4/15/2024	3/30/2029	4,975	4,878	4,753	1.59
Elevate HD Parent, Inc.	(8)(12)	United States	S + 6.00%	1.00%	10.95%	8/18/2023	8/20/2029	990	975	990	0.33
Elevate HD Parent, Inc. (Delayed Draw)	(8)(10)	United States	S + 6.00%	1.00%	10.95%	8/18/2023	8/20/2029	23	23	23	0.01
Elevate HD Parent, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 6.00%	1.00%	10.95%	8/18/2023	8/20/2029	52	49	52	0.02
Elevate HD Parent, Inc. (Revolver)	(7)(8)(9)	United States	S + 6.00%	1.00%	0.50%	8/18/2023	8/20/2029	—	(3)	—	—
First Steps Recovery Acquisition, LLC	(8)(12)	United States	S + 6.25%	1.00%	11.10%	3/29/2024	3/29/2030	4,800	4,734	4,752	1.58
First Steps Recovery Acquisition, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 6.25%	1.00%	1.00%	3/29/2024	3/29/2030	—	(5)	(11)	—
First Steps Recovery Acquisition, LLC (Revolver)	(7)(8)(9)	United States	S + 6.25%	1.00%	10.85%	3/29/2024	3/29/2030	551	536	540	0.18
Gen4 Dental Partners Opco, LLC	(8)(12)	United States	S + 5.50%	1.00%	10.31%	5/13/2024	5/13/2030	6,983	6,852	6,843	2.28
Gen4 Dental Partners Opco, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	0.00%	1.00%	5/13/2024	5/13/2030	—	(22)	(47)	(0.02)
Gen4 Dental Partners Opco, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	0.00%	0.50%	5/13/2024	5/13/2030	—	(9)	(9)	—
Houseworks Holdings	(8)(12)	United States	S + 5.25%	1.00%	10.55%	5/28/2024	12/15/2028	1,101	1,081	1,085	0.36
Houseworks Holdings	(8)(12)	United States	S + 6.50%	0.00%	11.71%	9/1/2023	12/15/2028	2,524	2,507	2,524	0.84
Houseworks Holdings (Delayed Draw)	(7)(8)(10)	United States	S + 5.25%	0.00%	1.00%	5/28/2024	12/15/2028	—	(4)	(6)	—
Houseworks Holdings (Delayed Draw)	(7)(8)(10)	United States	S + 6.50%	1.00%	11.89%	9/1/2023	12/15/2028	98	89	98	0.03
Houseworks Holdings (Revolver)	(7)(8)(9)	United States	S + 6.50%	1.00%	0.00%	9/1/2023	12/15/2028	—	(4)	—	—
In Vitro Sciences, LLC	(8)(12)	United States	S + 6.00%	1.00%	10.96%	2/29/2024	2/28/2029	8,765	8,649	8,633	2.88
In Vitro Sciences, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 6.00%	1.00%	10.96%	2/29/2024	2/28/2029	2,239	2,229	2,205	0.73
In Vitro Sciences, LLC (Revolver)	(7)(8)(9)	United States	S + 6.00%	1.00%	0.50%	2/29/2024	2/28/2029	—	(8)	(9)	—
Medrina, LLC	(8)(12)	United States	S + 6.00%	1.00%	11.32%	10/20/2023	10/20/2029	7,303	7,188	7,303	2.44
Medrina, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 6.25%	1.00%	1.00%	10/20/2023	10/20/2029	—	(8)	—	—
Medrina, LLC (Revolver)	(7)(8)(9)	United States	S + 6.25%	1.00%	0.50%	10/20/2023	10/20/2029	—	(18)	—	—
Monarch Behavioral Therapy, LLC	(8)(12)	United States	S + 5.00%	1.00%	9.85%	6/6/2024	6/6/2030	9,162	9,032	9,025	3.01
Monarch Behavioral Therapy, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.00%	1.00%	9.85%	6/6/2024	6/6/2030	200	192	175	0.06
Monarch Behavioral Therapy, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	9.85%	6/6/2024	6/6/2030	223	207	206	0.07
Neon Maple US Debt Mergersub Inc.	(11)	United States	S + 3.00%	0.00%	n/a	8/22/2024	7/19/2031	3,000	2,996	2,971	0.99
NSM Top Holdings Corp	(11)	United States	S + 5.25%	0.00%	n/a	8/5/2024	5/14/2029	5,000	4,987	5,019	1.67
Physician Partners, LLC	(8)(12)	United States	S + 5.50%	0.00%	10.81%	10/11/2023	12/22/2028	4,963	4,243	3,598	1.20
RMBUS Holdco Inc.	(8)(12)	United States	S + 6.50%	1.00%	11.74%	1/8/2024	1/8/2029	5,617	5,536	5,589	1.86
RMBUS Holdco Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 6.50%	1.00%	1.00%	1/8/2024	1/8/2029	—	(15)	(10)	—
RMBUS Holdco Inc. (Revolver)	(7)(8)(9)	United States	S + 6.50%	1.00%	0.50%	1/8/2024	1/8/2029	—	(15)	(5)	—
									73,304	72,713	24.25

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

September 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Acquisition Date	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Health Care Technology
Greenway Health, LLC	(8)(12)	United States	S + 6.75%	0.00%	12.01%	12/20/2023	4/1/2029	9,709	9,461	9,685	3.23
Visante Acquisition, LLC	(8)(12)	United States	S + 5.75%	1.00%	11.00%	1/31/2024	1/31/2030	8,419	8,306	8,419	2.81
Visante Acuqisition, LLC (Revolver)	(7)(8)(9)	United States	S + 5.75%	1.00%	0.50%	1/31/2024	1/31/2030	—	(13)	—	—
									17,754	18,104	6.04
Household Durables
Air Conditioning Specialist, Inc.	(8)(12)	United States	S + 7.25%	1.00%	12.84%	8/16/2023	11/9/2026	1,116	1,104	1,111	0.37
Air Conditioning Specialist, Inc. (Delayed Draw)	(7)(8)(9)	United States	S + 7.25%	1.00%	0.50%	12/15/2023	11/9/2026	—	—	—	—
Air Conditioning Specialist, Inc. (Revolver)	(7)(8)(9)	United States	S + 7.25%	1.00%	12.84%	8/16/2023	11/9/2026	30	30	30	0.01
Dorel Industries	(8)(12)(13)	Canada	S + 8.30%	2.00%	13.32%	12/8/2023	12/8/2026	5,866	5,797	5,866	1.96
									6,931	7,007	2.34
Insurance
Acrisure, LLC	(12)	United States	S + 3.25%	0.00%	8.21%	6/6/2024	11/6/2030	2,992	2,992	2,969	0.99
Amynta Agency Borrower Inc.		United States	S + 3.75%	0.00%	9.00%	6/6/2024	2/28/2028	2,993	2,993	2,996	1.00
Community Based Care Acquisition, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	1.00%	10.20%	3/19/2024	9/16/2027	1,632	1,569	1,632	0.55
OEG Borrower, LLC	(8)(12)	United States	S + 3.50%	0.00%	8.36%	6/25/2024	6/30/2031	3,000	2,993	3,002	1.00
The Mutual Group, LLC	(8)(12)	United States	S + 5.25%	1.00%	10.10%	1/31/2024	1/31/2030	9,692	9,562	9,692	3.23
The Mutual Group, LLC (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	0.50%	1/31/2024	1/31/2030	—	(17)	—	—
Truist Insurance Holdings, LLC	(12)	United States	S + 3.25%	0.00%	7.85%	3/22/2024	5/6/2031	3,000	2,993	3,000	1.00
									23,085	23,291	7.77
IT Services
Argano, LLC	(8)(12)	United States	S + 5.75%	1.00%	10.85%	9/13/2024	9/13/2029	9,565	9,376	9,374	3.12
Argano, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.75%	1.00%	1.00%	9/13/2024	9/13/2029	—	(21)	(42)	(0.01)
Argano, LLC (Revolver)	(7)(8)(9)	United States	S + 5.75%	1.00%	0.50%	9/13/2024	9/13/2029	—	(7)	(7)	—
Asurion, LLC	(12)	United States	S + 4.00%	0.00%	8.95%	3/1/2024	8/19/2028	4,962	4,951	4,888	1.63
Rackspace Technology Global Inc.	(12)	United States	S + 6.25%	0.75%	11.48%	4/30/2024	5/15/2028	2,000	2,025	2,035	0.68
									16,324	16,248	5.42
Machinery
ASP Acuren Merger Sub Inc.		United States	S + 3.50%	0.00%	8.35%	7/23/2024	7/30/2031	3,000	3,000	3,017	1.00
CPM Holdings, Inc.		United States	S + 4.50%	0.00%	9.70%	5/13/2024	9/28/2028	4,975	5,000	4,735	1.58
Madison iAQ LLC	(12)	United States	S + 2.75%	0.00%	7.89%	4/30/2024	6/21/2028	3,979	3,993	3,981	1.33
Mid-State Machine and Fabricating Corporation	(8)(12)	United States	S + 5.50%	1.00%	10.35%	6/21/2024	6/21/2029	9,176	9,046	9,038	3.01
Mid-State Machine and Fabricating Corporation (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	0.50%	6/21/2024	6/21/2029	—	(27)	(29)	(0.01)
Nvent Thermal LLC	(11)	United States	S + 3.50%	0.00%	n/a	9/12/2024	9/12/2031	2,000	1,990	2,000	0.67
Project Castle, Inc.		United States	S + 5.50%	0.50%	10.83%	5/14/2024	6/1/2029	3,980	3,635	3,651	1.22
Vertical Midco	(12)(13)	Europe	S + 3.50%	0.50%	8.59%	5/11/2024	4/30/2030	3,970	3,961	3,982	1.33
									30,598	30,375	10.13
Media
ABG Intermediate Holdings 2 LLC	(11)	United States	S + 2.75%	0.00%	n/a	6/12/2024	12/21/2028	1,750	1,750	1,754	0.59
Cengage Learning Acquisitions, Inc.	(12)	United States	S + 4.25%	1.00%	9.54%	3/18/2024	3/24/2031	2,985	2,957	2,995	1.00
MH Sub I/Indigo/WebMD Health	(12)	United States	S + 4.25%	0.00%	9.10%	3/1/2024	5/3/2028	3,990	3,953	3,969	1.32
									8,660	8,718	2.91

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

September 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Acquisition Date	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Passenger Airlines
United Air Lines, Inc.	(12)(13)	United States	S + 2.75%	0.00%	8.03%	2/15/2024	2/22/2031	3,980	3,962	3,993	1.33
									3,962	3,993	1.33
Pharmaceuticals
Alvogen Pharma US, Inc.		United States	S + 7.50%	1.00%	12.45%	1/9/2024	6/30/2025	4,997	4,882	4,522	1.51
Amneal Pharmaceuticals LLC	(12)	United States	S + 5.50%	0.00%	10.35%	5/1/2024	5/4/2028	3,950	3,968	4,004	1.33
Syner-G Intermediate Holdings, LLC	(8)(12)	United States	S + 5.00%	1.00%	9.94%	9/17/2024	9/17/2030	10,405	10,289	10,288	3.43
Syner-G Intermediate Holdings, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	0.50%	9/17/2024	9/17/2030	—	(13)	(13)	—
									19,126	18,801	6.27
Professional Services
CP Iris Holdco I, Inc.		United States	S + 3.50%	0.00%	8.35%	6/21/2024	10/2/2028	3,980	3,984	3,957	1.32
Grant Thornton LLP	(12)	United States	S + 3.25%	0.00%	8.10%	6/5/2024	6/2/2031	5,000	5,042	5,013	1.67
Nielsen Consumer, Inc.	(12)	United States	S + 4.75%	0.50%	9.60%	6/18/2024	3/6/2028	5,000	4,988	4,992	1.66
SR Landscaping, LLC	(8)(12)	United States	S + 6.25%	1.00%	11.55%	10/30/2023	10/30/2029	5,363	5,295	5,323	1.78
SR Landscaping, LLC (Delayed Draw)	(8)(10)(12)	United States	S + 6.25%	1.00%	11.34%	10/30/2023	10/30/2029	1,781	1,774	1,768	0.59
SR Landscaping, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 6.25%	1.00%	11.36%	8/20/2024	10/30/2029	593	567	580	0.19
SR Landscaping, LLC (Revolver)	(7)(8)(9)	United States	S + 6.25%	1.00%	11.55%	10/30/2023	10/30/2029	89	78	82	0.03
Strategy Corps, LLC	(8)(12)	United States	S + 5.25%	1.00%	10.10%	6/28/2024	6/28/2030	6,328	6,248	6,245	2.08
Strategy Corps, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.25%	1.00%	1.00%	6/28/2024	6/28/2030	—	(10)	(44)	(0.01)
Strategy Corps, LLC (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	0.50%	6/28/2024	6/28/2030	—	(21)	(22)	(0.01)
Teneo Holdings LLC	(12)	United States	S + 4.75%	1.00%	9.60%	3/8/2024	3/13/2031	2,985	2,957	3,003	1.00
Tri Scapes, LLC	(8)(12)	United States	S + 5.50%	0.00%	10.80%	7/12/2024	7/12/2030	4,978	4,906	4,903	1.64
Tri Scapes, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	0.00%	1.00%	7/12/2024	7/12/2030	—	(36)	(36)	(0.01)
Tri Scapes, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	0.00%	0.50%	7/12/2024	7/12/2030	—	(18)	(18)	(0.01)
Zenith American Solutions, Inc.	(8)(12)	United States	S + 5.50%	1.00%	10.10%	7/11/2024	7/11/2029	10,000	9,857	9,850	3.29
Zenith American Solutions, Inc. (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	10.35%	7/11/2024	7/11/2029	624	607	606	0.20
									46,218	46,202	15.41
Software
Boxer Parent Company Inc.	(11)	United States	S + 3.75%	0.00%	n/a	8/23/2024	7/30/2031	5,000	4,994	4,996	1.67
Cloud Software Group, Inc.	(12)	United States	S + 4.00%	0.50%	8.85%	6/21/2024	3/30/2029	3,990	3,985	3,978	1.33
Cloudera, Inc.	(12)	United States	S + 3.75%	0.00%	8.70%	4/22/2024	10/8/2028	4,731	4,726	4,619	1.54
Condor Merger Sub, Inc.	(12)	United States	S + 3.25%	0.00%	8.45%	5/23/2024	3/1/2029	3,000	3,000	2,993	1.00
Dragon Buyer Inc.	(11)	United States	S + 3.50%	0.00%	n/a	9/24/2024	9/24/2031	2,000	1,990	1,993	0.66
Enverus Holdings, Inc.	(8)	United States	S + 5.50%	0.75%	10.35%	12/28/2023	12/24/2029	3,829	3,779	3,838	1.28
Enverus Holdings, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	0.75%	1.00%	12/28/2023	12/24/2029	—	(1)	—	—
Enverus Holdings, Inc. (Revolver)	(7)(8)(9)	United States	S + 5.50%	0.75%	10.35%	12/28/2023	12/24/2029	19	15	10	—
Mitchell International, Inc.		United States	S + 3.25%	0.00%	8.10%	6/6/2024	6/17/2031	5,000	4,965	4,933	1.65
Modena Buyer LLC	(12)	United States	S + 4.50%	0.00%	9.10%	4/19/2024	7/1/2031	5,000	4,903	4,799	1.60
QuickBase Inc.	(8)(12)	United States	S + 4.00%	0.00%	8.85%	3/13/2024	10/2/2028	4,961	4,942	4,976	1.66
Rocket Software, Inc.	(12)	United States	S + 4.75%	0.00%	9.60%	4/16/2024	11/28/2028	3,980	3,944	3,989	1.33
Solera Holdings Inc.		United States	S + 4.00%	0.50%	9.51%	6/21/2024	6/2/2028	1,990	1,992	1,959	0.65
VS Buyer T/L B (04/24)	(12)	United States	S + 3.25%	0.00%	8.35%	4/5/2024	4/12/2031	3,990	3,981	4,002	1.33
WatchGuard Technologies, Inc.	(12)	United States	S + 5.25%	0.75%	10.10%	4/22/2024	7/2/2029	3,990	3,976	3,957	1.32
									51,191	51,042	17.02

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

September 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Acquisition Date	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Specialty Retail
Apro LLC		United States	S + 3.75%	0.00%	8.87%	6/26/2024	7/9/2031	2,000	1,995	2,009	0.67
BW Gas & Convenience Holdings, LLC	(12)	United States	S + 3.50%	0.00%	8.46%	4/22/2024	3/31/2028	3,980	3,975	3,982	1.33
LS Group Opco Acquisition LLC	(12)	United States	S + 3.00%	0.00%	7.85%	4/16/2024	4/23/2031	3,990	3,990	3,996	1.33
Sweetwater Borrower LLC	(8)(12)	United States	S + 4.25%	0.75%	9.21%	2/29/2024	8/7/2028	2,167	2,153	2,170	0.72
									12,113	12,157	4.05
Textiles, Apparel & Luxury Goods
Protective Industrial Products Inc.	(8)	United States	S + 4.00%	0.75%	8.96%	5/14/2024	12/29/2027	4,987	4,977	4,978	1.66
Rachel Zoe, Inc.	(8)(12)	United States	S + 7.66%	3.00%	12.26%	10/11/2023	10/13/2026	454	449	454	0.15
Rachel Zoe, Inc.	(8)(12)	United States	S + 7.66%	3.00%	12.26%	7/23/2024	10/9/2026	148	145	147	0.05
TR Apparel, LLC	(8)(12)	United States	S + 9.00%	2.00%	14.20%	8/9/2023	6/21/2027	1,288	1,268	1,288	0.43
									6,839	6,867	2.29
Trading Companies & Distributors
DXP Enterprises, Inc.	(12)	United States	S + 4.75%	0.00%	10.16%	6/20/2024	10/11/2030	1,485	1,494	1,490	0.50
Johnstone Supply, LLC		United States	S + 3.00%	0.00%	8.17%	6/5/2024	6/9/2031	5,000	5,037	4,994	1.66
White Cap Supply Holdings, LLC	(12)	United States	S + 3.25%	0.00%	8.10%	6/6/2024	10/19/2029	5,000	4,980	4,970	1.66
									11,511	11,454	3.82
Wireless Telecommunication Services
CCI Buyer, Inc.	(12)	United States	S + 4.00%	0.75%	8.60%	4/22/2024	12/17/2027	3,979	3,975	3,979	1.33
									3,975	3,979	1.33
Total First Lien Debt									$509,747	$507,769	169.35%

Common Stock
IT Services
Acumera, Inc.	(8)	United States						—	—	2	—

Total Investments - non-controlled/non-affiliated									$509,747	$507,771	169.35%

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
(4)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to SOFR (denoted as “S”) which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2024. For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at September 30, 2024. Variable rate loans typically include an interest reference rate floor feature, which the Company has indicated if applicable.
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
(11)
This position has not yet settled as of September 30, 2024. The Company will not accrue interest until the settlement date at which point SOFR will be established.
(12)
These debt investments were pledged as collateral under the Company's Credit Facility as of September 30, 2024 (refer to Note 6, “Borrowings”).
(13)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, non-qualifying assets represented approximately 6.5% of the total assets of the Company.

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

The Company was initially capitalized on April 28, 2023 and commenced operations on July 10, 2023. As a result, comparative consolidated statements of operations, consolidated statements of changes in net assets and consolidated statements of cash flows are presented for the period of April 28, 2023 (initial capitalization) through September 30, 2023.

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

During the three and nine months ended September 30, 2024, the Company had $12,639 and $22,658, respectively, of interest income.

During both the three months ended September 30, 2023 and the period April 28, 2023 (initial capitalization) through September 30, 2023, the Company had $65 of interest income.

PIK Income

The Company may have investments in its portfolio which contain a contractual PIK, interest provision. PIK interest is computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment, and is recorded as income. The Company will cease accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect amounts to be collectible and will generally only begin to recognize PIK income again when all principal and interest have been paid or upon the restructuring of the investment where the interest is deemed collectible. To maintain the Company’s status as a RIC, PIK interest income, which is considered investment company taxable income, may be required to be paid out to shareholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash. The Company did not have any PIK investments during the three and nine months ended September 30, 2024. During the three months ended September 30, 2023 and the period April 28, 2023 (initial capitalization) through September 30, 2023, the Company did not have any PIK investments.

Dividend Income

Dividend income from cash equivalents is recorded on the record date. Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from a limited liability company or limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. During the three and nine months ended September 30, 2024, the Company had $523 and $3,594, respectively, of dividend income. During both the three months ended September 30, 2023 and the period April 28, 2023 (initial capitalization) through September 30, 2023, the Company had $563 of dividend income.

Other Income

The Company may also generate revenue in the form of structuring, arranger or due diligence fees, amendment or consent fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees. Such fees are recognized as income when earned or the services are rendered. During the three and nine months ended September 30, 2024, the Company had $420 and $1,058, respectively, of other income. During both the three months ended September 30, 2023 and the period April 28, 2023 (initial capitalization) through September 30, 2023, the Company had $3 of other income.

Non-Accrual

Loans are placed on non-accrual status when there is reasonable doubt whether principal or interest payments will be collected in full. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. Additionally, any original issue discount (“OID”) and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2024 and December 31, 2023, the Company had no loans on non-accrual status.

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

For the three and nine months ended September 30, 2024, the Company accrued $948 and $2,672, respectively, in base management fees, which were fully waived (see “Fee Waiver” below). For both the three months ended September 30, 2023 and the period April 28, 2023 (initial capitalization) through September 30, 2023, the Company had $105 in base management fees, which were fully waived. As of September 30, 2024 and December 31, 2023, there were no amounts payable to the Adviser relating to management fees.

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

For the three and nine months ended September 30, 2024, the Company accrued $876 and $1,769, respectively, in income-based incentive fees, which were fully waived (see “Fee Waiver” below). For both the three months ended September 30, 2023 and the period April 28, 2023 (initial capitalization) through September 30, 2023, the Company had no income-based incentive fees. As of September 30, 2024 and December 31, 2023, there were no amounts payable to the Adviser relating to income-based incentive fees.

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

For the three and nine months ended September 30, 2024, the Company accrued ($43) and ($25), respectively, in capital gains incentive fees, which were fully waived (see “Fee Waiver” below). For both the three months ended September 30, 2023 and the period April 28, 2023 (initial capitalization) through September 30, 2023, the Company had no capital gains incentive fees. As of September 30, 2024 and December 31, 2023, there were no amounts payable to the Adviser relating to capital gain incentive fees.

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

For the three and nine months ended September 30, 2024, the Company incurred administrator expenses of $442 and $1,277, respectively. For both the three months ended September 30, 2023 and the period April 28, 2023 (initial capitalization) through September 30, 2023, the Company incurred administrator expenses of $220. As of September 30, 2024 and December 31, 2023, $517 and $547, respectively, of administrator expenses were due to the Administrator, which were included in accrued administrator expenses on the Consolidated Statement of Assets and Liabilities. Additionally, as of September 30, 2024 and December 31, 2023, $142 and $0, respectively, were due to the Administrator for direct expenses paid on the Company’s behalf, which were included in due to affiliates on the Consolidated Statement of Assets and Liabilities.

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

The following is a summary of Expense Payments and related Reimbursement Payments since June 6, 2024:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
June 30, 2024	$321	$—	$321	June 30, 2027
July 31, 2024	341	—	341	July 31, 2027
August 31, 2024	329	—	329	August 31, 2027
September 30, 2024	369	—	369	September 30, 2027
Total	$1,360	$—	$1,360

For the three and nine months ended September 30, 2024, the Company accrued Expense Payments due from the Adviser in the amount of $1,039 and $1,360, respectively. For the three and nine months ended September 30, 2024, there were no Reimbursement Payments made to the Adviser.

For both the three months ended September 30, 2023 and the period April 28, 2023 (initial capitalization) through September 30, 2023, there were no Expense Payments made by the Adviser and no Reimbursement Payments made to the Adviser.

As of September 30, 2024 and December 31, 2023, $1,360 and $0, respectively, of Expense Payments were due from the Adviser, which were included in due from adviser on the Consolidated Statement of Assets and Liabilities.

Note 4. Investments

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Loan	$509,747	$507,769	100.00%	$70,684	$70,881	100.00%
Common Stock	—	2	—	—	—	—
Warrant	—	—	—	—	2	—
Total investments	$509,747	$507,771	100.00%	$70,684	$70,883	100.00%

The following is a summary of the industry classifications in which the Company invests as of September 30, 2024 and December 31, 2023:

September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$2,903	$2,905	0.57%	0.97%
Air Freight & Logistics	15,903	14,583	2.87	4.86
Automobile Components	2,392	2,452	0.48	0.82
Building Products	3,971	4,002	0.79	1.33
Chemicals	11,698	11,649	2.29	3.89
Commercial Services & Supplies	18,946	18,865	3.72	6.29
Construction & Engineering	3,851	3,827	0.75	1.28
Containers & Packaging	8,965	9,002	1.77	3.00
Diversified Consumer Services	26,399	26,510	5.22	8.84
Diversified Telecommunication Services	8,864	8,743	1.72	2.92
Electrical Equipment	11,723	11,696	2.30	3.90
Entertainment	6,202	6,255	1.24	2.09
Financial Services	40,392	40,381	7.95	13.47
Ground Transportation	10,986	10,974	2.16	3.65
Health Care Equipment & Supplies	4,961	4,974	0.98	1.66
Health Care Providers & Services	73,304	72,713	14.32	24.25
Health Care Technology	17,754	18,104	3.57	6.04
Household Durables	6,931	7,007	1.38	2.34
Insurance	23,085	23,291	4.59	7.77
IT Services	16,324	16,250	3.20	5.42
Machinery	30,598	30,375	5.98	10.13
Media	8,660	8,718	1.72	2.91
Passenger Airlines	3,962	3,993	0.80	1.33
Pharmaceuticals	19,126	18,801	3.70	6.27
Professional Services	46,218	46,202	9.10	15.41
Software	51,191	51,042	10.05	17.02
Specialty Retail	12,113	12,157	2.39	4.05
Textiles, Apparel & Luxury Goods	6,839	6,867	1.35	2.29
Trading Companies & Distributors	11,511	11,454	2.26	3.82
Wireless Telecommunication Services	3,975	3,979	0.78	1.33
	$509,747	$507,771	100.00%	169.35%

December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Commercial Services & Supplies	$7,500	$7,508	10.59%	2.99%
Construction & Engineering	2,199	2,197	3.10	0.87
Diversified Consumer Services	5,051	5,059	7.14	2.01
Financial Services	1,774	1,807	2.55	0.72
Health Care Facilities	9,467	9,465	13.35	3.76
Health Care Providers & Services	15,511	15,665	22.10	6.22
Household Durables	6,800	6,796	9.59	2.70
IT Services	954	955	1.35	0.39
Oil, Gas & Consumable Fuels	7,544	7,533	10.63	2.99
Passenger Airlines	2,970	3,010	4.25	1.20
Professional Services	5,392	5,372	7.58	2.13
Software	3,786	3,783	5.34	1.50
Textiles, Apparel, & Luxury Goods	1,736	1,733	2.43	0.69
Total	$70,684	$70,883	100.00%	28.17%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$484,181	$482,149	94.95%	160.80%
Canada	5,797	5,866	1.16	1.96
Europe	19,769	19,756	3.89	6.59
Total	$509,747	$507,771	100.00%	169.35%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$57,257	$57,469	81.07%	22.84%
Canada	5,883	5,881	8.30	2.34
Europe	7,544	7,533	10.63	2.99
Total	$70,684	$70,883	100.00%	28.17%

As of September 30, 2024 and December 31, 2023, there were no loans on non-accrual status.

As of September 30, 2024 and December 31, 2023, on a fair value basis, 100% of the Company’s performing debt investments bore interest at a floating rate.

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

As of September 30, 2024, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuations procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

Fair Value Disclosures

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
First Lien Loan	$—	$260,420	$247,349	$507,769
Common Stock	$—	$—	$2	$2
Warrant	$—	$—	$—	$—
Total Investments	$—	$260,420	$247,351	$507,771
Percentage of Total	0.00%	51.29%	48.71%	100.00%

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Loan	$—	$5,018	$65,863	$70,881
Warrant	$—	$—	$2	$2
Total Investments	$—	$5,018	$65,865	$70,883
Percentage of Total	0.00%	7.08%	92.92%	100.00%

The following table provides a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024
	First Lien Loan	Equity and Other Investments	Total Investments
Fair value, beginning of period	$213,753	$4	$213,757
Purchase of investments (including PIK)	69,450	—	69,450
Proceeds from principal repayments and sales of investments	(17,426)	—	(17,426)
Amortization of premium/accretion of discount, net	284	—	284
Net realized gain (loss) on investments	51	—	51
Net change in unrealized appreciation (depreciation) on investments	68	(2)	66
Transfers out of Level 3	(24,500)	—	(24,500)
Transfers to Level 3	5,669	—	5,669
Fair value, end of period	$247,349	$2	$247,351
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2024	$171	$(4)	$167

	Nine Months Ended September 30, 2024
	First Lien Loan	Equity and Other Investments	Total Investments
Fair value, beginning of period	$65,862	$2	$65,864
Purchase of investments (including PIK)	204,330	—	204,330
Proceeds from principal repayments and sales of investments	(18,685)	—	(18,685)
Amortization of premium/accretion of discount, net	555	—	555
Net realized gain (loss) on investments	49	—	49
Net change in unrealized appreciation (depreciation) on investments	175	—	175
Transfers out of Level 3	(4,937)	—	(4,937)
Fair value, end of period	$247,349	$2	$247,351
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2024	$196	$—	$196

Investments were transferred out of Level 3 during the three and nine months ended September 30, 2024 due to improvements in the quantity and quality of information, specifically the number of vendor quotes available to support the valuation of each investment, as assessed by the Valuation Designee. Investments were transferred into Level 3 during the three and nine months ended September 30, 2024 due to a decrease in the quantity and quality of information, specifically the number of vendor quotes available to support the valuation of each investment, as assessed by the Valuation Designee.

The following table provides a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended September 30, 2023 and for the period April 28, 2023 (initial capitalization) through September 30, 2023:

	Three Months Ended September 30, 2023 and the Period April 28, 2023 (initial capitalization) through September 30, 2023
	First Lien Loan	Warrant	Total Investments
Fair value, beginning of period	$—	$—	$—
Purchase of investments (including PIK)	5,962	—	5,962
Proceeds from principal repayments and sales of investments	(14)	—	(14)
Amortization of premium/accretion of discount, net	2	—	2
Net realized gain (loss) on investments	—	—	—
Net change in unrealized appreciation (depreciation) on investments	5	—	5
Fair value, end of period	$5,955	$—	$5,955
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2023	$5	$—	$5

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2024 and December 31, 2023. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
First lien debt (2)	$200,877	Discounted cash flows (income approach)	Comparative Yield	8.07%	12.33%	9.37%
	7,756	Recoverability	Collateral Value	$19.6mm	$371.8mm	$290.0mm
	208,633
Stock	2	Option pricing model	Volatility	35.00%	45.00%	40.00%
			Time Horizon (years)	1.0 yrs	5.0 yrs	3.0 yrs
Total	$208,635

(1)
Weighted averages are calculated based on fair value of investments.
(2)
Excluded from the presentation is $38,716 in first lien senior secured debt for which the Valuation Designee did not develop the unobservable inputs for the determination of fair value (examples include insufficient liquidity and single source quotation).

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

The significant unobservable input used in the fair value measurement of the Company’s debt securities, excluding investments in asset-based loans, is the comparative yield which is used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. In determining the comparative yield for the income approach, the Company considers current market yields and multiples, weighted average cost of capital, portfolio company performance, leverage levels, credit quality, among other factors, including U.S. federal tax rates, in its analysis. Significant increases (decreases) in the comparative yield in isolation would result in a significantly lower (higher) fair value measurement.

The primary significant unobservable input used in the fair value measurement of the Company’s investment in asset-based loans is the net realizable value of the underlying collateral of the loan. The Company considers information provided by the borrower in its compliance certificates and information from third party appraisals, among other factors, in its analysis. Significant increases (decreases) in the net realizable value of the underlying collateral would result in a significantly higher (lower) fair value measurement.

Other Financial Assets and Liabilities

As of September 30, 2024, the carrying amounts of the Company’s other financial instruments, such as cash and cash equivalents, receivables and payables, approximate the fair value of such items due to the short maturity of such instruments. As of September 30, 2024, the carrying amount of the Company’s outstanding Credit Facility approximates fair value. The fair value of the Credit Facility is estimated based upon market interest rates and entities with similar credit risk.

As of September 30, 2024, within the fair value hierarchy, the Company’s cash equivalents would be categorized as Level 1 and the Company's outstanding Credit Facility would be categorized as Level 3.

Note 6. Borrowings

In connection with the Company’s organization, the Board and the Company’s initial shareholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result of this approval, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2024, the Company’s asset coverage ratio was 228.4%.

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

The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 75% of the principal balance of its eligible portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 65%. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through September 22, 2026. The Credit Facility has a minimum utilization requirement (“Minimum Utilization”) of 35% of the facility amount (following a nine-month ramp-up period through September 21, 2024). The minimum utilization requirement increases to 65% from September 22, 2024 through the end of the revolving period. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The SPV’s obligations under the Credit Facility are secured by a first priority security interest in substantially all of the assets of the SPV, including its portfolio of investments, and the Company’s equity interest in the SPV. As of September 30, 2024, the Company held 88 investments with a total fair market value of $393,338 in the SPV as collateral for the Credit Facility. As of September 30, 2024, the Company had $233,600 in borrowings outstanding under the Credit Facility. As of December 31, 2023, the Company held 17 investments with a total fair market value of $50,997 in the SPV as collateral for the Credit Facility. As of December 31, 2023, the Company had no outstanding borrowings under the Credit Facility.

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

Components of Interest Expense

The components of the Company’s interest expense were as follows:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024		For the Period April 28, 2023 (initial capitalization) through September 30, 2023
Borrowing interest expense	$4,215	$—	$4,563		$—
Borrowing administration fees	135	—	400		—
Facility unused fees	258	66	1,329		66
Amortization of financing costs	155	22	461		22
Total interest expense	$4,763	$88	$6,753		$88
Average Debt Outstanding	197,062	—	105,517	(1)	—
Average Stated Interest Rate	8.38%	—	8.37%	(1)	—
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

As of September 30, 2024 and December 31, 2023, the Company has the following unfunded commitments to portfolio companies:

September 30, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
Air Buyer Inc.	Delayed Draw	1/23/2026	$1,138	$(15)
Air Conditioning Specialist, Inc.	Delayed Draw	9/30/2024	$28	$—
Apella Capital LLC	Delayed Draw	3/1/2026	$50	$(1)
APS Acquisition Holdings, LLC	Delayed Draw	7/11/2026	$3,482	$(52)
Argano, LLC	Delayed Draw	3/13/2026	$2,087	$(42)
Community Based Care Acquisition, Inc.	Delayed Draw	3/19/2026	$2,118	$—
Elevate HD Parent, Inc.	Delayed Draw	2/18/2025	$482	$—
Electrical Components International, Inc.	Delayed Draw	5/10/2026	$433	$(9)
Enverus Holdings, Inc.	Delayed Draw	12/12/2026	$192	$—
First Steps Recovery Acquisition, LLC	Delayed Draw	9/29/2025	$1,149	$(11)
Focus Financial Partners, LLC	Delayed Draw	9/10/2026	$194	$—
Gen4 Dental Partners Opco, LLC	Delayed Draw	5/13/2026	$2,333	$(47)
Housework Holdings	Delayed Draw	3/1/2025	$428	$—
Housework Holdings	Delayed Draw	5/28/2026	$417	$(6)
In Vitro Sciences, LLC	Delayed Draw	7/31/2024	$23	$—
Liberty Media Corporation	Delayed Draw	9/6/2026	$667	$1
Medrina, LLC	Delayed Draw	4/20/2025	$1,550	$—
Monarch Behavioral Therapy, LLC	Delayed Draw	6/6/2026	$1,465	$(22)
RL James, Inc.	Delayed Draw	12/15/2025	$612	$(12)
RMBUS Holdco Inc.	Delayed Draw	1/8/2026	$2,070	$(10)
SR Landscaping, LLC	Delayed Draw	2/20/2026	$1,191	$(9)
Strategy Corps, LLC	Delayed Draw	6/28/2026	$3,300	$(44)
Tri Scapes, LLC	Delayed Draw	7/12/2026	$2,370	$(36)
Waste Resource Management Inc.	Delayed Draw	12/28/2029	$1,539	$(12)
Revolver
Air Buyer Inc.	Revolver	7/23/2030	$517	$(7)
Air Conditioning Specialist, Inc.	Revolver	11/9/2026	$62	$—
Apella Capital LLC	Revolver	3/1/2029	$50	$(1)
APS Acquisition Holdings, LLC	Revolver	7/11/2029	$1,741	$(26)
Argano, LLC	Revolver	9/13/2029	$348	$(7)
Elevate HD Parent, Inc.	Revolver	8/20/2029	$200	$—
Enverus Holdings, Inc.	Revolver	12/24/2029	$274	$(8)
First Steps Recovery Acquisition, LLC	Revolver	3/29/2030	$597	$(6)
Gen4 Dental Partners Opco, LLC	Revolver	5/13/2030	$467	$(9)
Housework Holdings	Revolver	12/15/2028	$201	$—
In Vitro Sciences, LLC	Revolver	2/28/2029	$568	$(9)
Mammoth Holdings, LLC	Revolver	11/15/2029	$659	$(13)
Medrina, LLC	Revolver	10/20/2029	$1,107	$—
Mid-State Machine and Fabricating Corporation	Revolver	6/21/2029	$1,917	$(29)
Monarch Behavioral Therapy, LLC	Revolver	6/6/2030	$892	$(13)
RL James, Inc.	Revolver	12/15/2028	$973	$(19)
RMBUS Holdco Inc.	Revolver	1/8/2029	$1,035	$(5)
Sagebrush Buyer, LLC	Revolver	7/1/2030	$1,263	$(19)
SR Landscaping, LLC	Revolver	10/30/2029	$801	$(6)
Strategy Corps, LLC	Revolver	6/28/2030	$1,650	$(22)
Syner-G Intermediate Holdings, LLC	Revolver	9/17/2030	$1,150	$(13)
The Mutual Group, LLC	Revolver	1/31/2030	$1,299	$—
Tri Scapes, LLC	Revolver	7/12/2030	$1,185	$(18)
Visante Acquisition, LLC	Revolver	1/31/2030	$976	$—
Waste Resource Management Inc.	Revolver	12/28/2029	$828	$(6)
Zenith American Solutions, Inc.	Revolver	7/11/2029	$576	$(9)
Total Unfunded Commitments			$50,654	$(572)

December 31, 2023
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
Air Conditioning Specialist, Inc.	Delayed Draw	9/30/2024	$28	$—
Elevate HD Parent, Inc.	Delayed Draw	2/18/2024	$110	$(2)
Elevate HD Parent, Inc.	Delayed Draw	2/18/2025	$533	$(10)
Enverus Holdings, Inc.	Delayed Draw	12/12/2026	$192	$(3)
Housework Holdings	Delayed Draw	12/15/2028	$502	$(15)
Mammoth Holdings, LLC	Delayed Draw	11/15/2025	$909	$(18)
Medrina, LLC	Delayed Draw	4/20/2025	$1,550	$(29)
RL James, Inc.	Delayed Draw	12/15/2025	$2,162	$(41)
SR Landscaping, LLC	Delayed Draw	4/30/2025	$1,784	$(27)
Waste Resource Management Inc.	Delayed Draw	12/28/2025	$2,069	$(31)
Revolver
Acumera, Inc.	Revolver	6/7/2025	$62	$(1)
Air Conditioning Specialist, Inc.	Revolver	11/9/2026	$62	$(1)
Elevate HD Parent, Inc.	Revolver	8/20/2029	$200	$(4)
Enverus Holdings, Inc.	Revolver	12/24/2029	$293	$(4)
Housework Holdings	Revolver	12/15/2028	$178	$(5)
Mammoth Holdings, LLC	Revolver	11/15/2029	$455	$(9)
Medrina, LLC	Revolver	10/20/2029	$1,107	$(21)
RL James, Inc.	Revolver	12/15/2028	$1,081	$(20)
SR Landscaping, LLC	Revolver	10/30/2029	$801	$(12)
Waste Resource Management Inc.	Revolver	12/28/2029	$828	$(12)
Total Unfunded Commitments			$14,906	$(265)

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

The following table summarizes the issuance of shares during the nine months ended September 30, 2024:

Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
March 1, 2024	2,058,460	$50,000
Total	2,058,460	$50,000

During the nine months ended September 30, 2024, the Company also issued 209 shares for an aggregate value of $6 under the DRIP (as defined below).

The sales of Common Shares were made pursuant to subscription agreements entered into by the Company and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase Common Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten calendar days prior notice to the funding date.

As of September 30, 2024, the Company has received capital commitments totaling $302,700, which was fully called as of September 30, 2024.

Distributions

The following table presents distributions that were declared and payable during the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 5, 2024	February 6, 2024	February 27, 2024	$0.120	$1,244
February 29, 2024	February 29, 2024	March 26, 2024	$0.120	$1,244
March 28, 2024	March 28, 2024	April 26, 2024	$0.120	$1,491
April 30, 2024	April 30, 2024	May 29, 2024	$0.120	$1,491
May 29, 2024	May 31, 2024	June 29, 2024	$0.155	$1,924
June 26, 2024	June 28, 2024	July 29, 2024	$0.180	$2,239
July 29, 2024	July 31, 2024	August 28, 2024	$0.210	$2,609
August 28, 2024	August 30, 2024	September 26, 2024	$0.210	$2,610
September 29, 2024	September 30, 2024	October 29, 2024	$0.210	$2,609
				$17,461

Character of Distributions

The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, and capital gains proceeds from the sale of assets.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares during the nine months ended September 30, 2024:

September 30, 2024
Ordinary income (including net short-term capital gains)	$17,461
Capital gains	—
Return of capital	—
Total taxable distributions	$17,461

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

Share Repurchase Program

Beginning with the calendar quarter ending December 31, 2024, the Company will commence a share repurchase program in which it intends to offer to repurchase in each quarter, at the discretion of the Board, up to 5% of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the last calendar day of the applicable quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of its shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board intends to reinstate the share repurchase program when appropriate and subject to our Board’s duties to the Company. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act. All Common Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares.

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

Note 9. Financial Highlights and Senior Securities

The following is a schedule of financial highlights for the nine months ended September 30, 2024 and the period April 28, 2023 (initial capitalization) through September 30, 2023:

	For the Nine Months Ended September 30, 2024	For the Period April 28, 2023 (initial capitalization) through September 30, 2023
Per Share Data:
Net assets, beginning of period	$24.28	$—
Net investment income (loss) (1)	1.46	(1.56)
Net realized gain (loss) (1)	0.03	—
Net change in unrealized appreciation (depreciation) (1)	(0.18)	—
Net increase (decrease) in net assets resulting from operations (1)	1.31	(1.56)
Distributions declared from net investment income	(1.45)	—
Issuance of shares	—	25.00
Other (2)	(0.01)	0.73
Total increase (decrease) in net assets	(0.15)	24.17
Net assets, end of period	$24.13	$24.17
Shares outstanding, end of period	12,425,487	2,056,000
Total return based on NAV (3)	5.42%	(3.32)%
Ratios:
Net expenses to average net assets (4)	4.37%	16.61%
Net investment income to average net assets (4)	8.15%	(10.62)%
Portfolio turnover rate (5)	18.77%	0.47%
Supplemental Data:
Net assets, end of period	$299,830	$49,694
Total capital commitments, end of period	$302,700	$252,600
Ratios of total contributed capital to total committed capital, end of period	100.00%	20.31%
Average debt outstanding (6)	$105,517	$—
Asset coverage ratio (6)	228.4%	—
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
(4)
For the nine months ended September 30, 2024 and the period April 28, 2023 (initial capitalization) through September 30, 2023, amounts are annualized. For the nine months ended September 30, 2024 and the period April 28, 2023 (initial capitalization) through September 30, 2023, the ratio of total operating expenses to average net assets was 7.26% and 17.04%, respectively, on an annualized basis, excluding the effect of expense support (recoupment) and management fee and income based incentive fee waivers by the Adviser, if any, which represented 2.89% and 0.43% of average assets, respectively.
(5)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.
(6)
As of September 30, 2023, the Company had no debt outstanding.

The following is information about the Company’s senior securities as of September 30, 2024 and December 31, 2023:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Facility
September 30, 2024	$233,600	$2,284	N/A	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Facility
December 31, 2023 (5)	$—	$—	—	N/A

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

Note 10. Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of September 30, 2024 except as discussed below.

On October 30, 2024, the Company’s Board declared a distribution of $0.21 per Common Share, which is payable on November 26, 2024 to shareholders of record as of October 31, 2024.

On November 7, 2024, the SPV entered into the third amendment to the loan and servicing agreement (“Third Amendment”), amending the Credit Facility. The Third Amendment (i) reduces the spread to 2.55% per annum during the revolving period and 3.05% per annum during the amortization period; (ii) amends the 5% PIK loan concentration limitation component of the borrowing base to exclude from the concentration limitation PIK loans with a minimum cash spread of at least 5% paid quarterly; (iii) increases the minimum utilization amount to be 75% of the commitments under the Credit Facility; and (iv) resets as of the Third Amendment date the time period the prepayment premium is due in connection with reducing or terminating commitments under the Loan Agreement.

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

Portfolio and Investment Activity

For the nine months ended September 30, 2024, the Company made new investments in 102 new portfolio companies for an aggregate principal amount of $534.7 million (including $46.8 million of unfunded commitments), all of which was first lien debt.

The following summarizes our investment activity (information presented is at cost unless otherwise indicated):

As of and For the Nine Months Ended September 30, 2024
Investments:
Total investments, beginning of period	$70,684
New investments purchased	495,085
Net accretion of discount on investments	888
Net realized gain (loss) on investments	377
Investments sold or repaid	(57,286)
Total investments, end of period	509,748
Amount of investments funded at principal:
First lien debt	$515,860
Common stock (1)	—
Total portfolio investments	$515,860
(1)
Value is less than $500.

	September 30, 2024	December 31, 2023
Number of portfolio companies	117	21
Weighted average yield on debt and income producing investments, at cost (1)	10.18%	11.22%
Weighted average yield on debt and income producing investments, at fair value (1)	10.17%	11.20%
Average loan to value (LTV) (2)	39.45%	32.54%
Percentage of debt investments bearing a floating rate, at fair value	100.00%	100.00%
Percentage of debt investments bearing a fixed rate, at fair value	0.00%	0.00%
Percentage of assets on non-accrual	0.00%	0.00%

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

(2) Average loan-to-value represents the net ratio of loan-to-value for each private debt portfolio company, weighted based on the fair value of each respective investment. This calculation includes all private debt investments for which fair value is determined by our Valuation Designee and excludes quoted assets and asset-based loans. Loan-to-value is calculated as the current total net debt through each respective loan tranche divided by the estimated enterprise value of the portfolio company. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

As of September 30, 2024 and December 31, 2023, our portfolio companies had a weighted average annual adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of approximately $43.2 million and $48.3 million, respectively. Amounts are weighted based on fair value of each respective investment. These calculations include all private debt investments for which fair value is determined by the Valuation Designee and excludes quoted assets and asset-based loan investments (“ABL”), as well as companies with negative or de minimus EBITDA. Amounts were derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

The following is a summary of the industry classifications in which we invested as of September 30, 2024 and December 31, 2023:

September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$2,903	$2,905	0.57%	0.97%
Air Freight & Logistics	15,903	14,583	2.87	4.86
Automobile Components	2,392	2,452	0.48	0.82
Building Products	3,971	4,002	0.79	1.33
Chemicals	11,698	11,649	2.29	3.89
Commercial Services & Supplies	18,946	18,865	3.72	6.29
Construction & Engineering	3,851	3,827	0.75	1.28
Containers & Packaging	8,965	9,002	1.77	3.00
Diversified Consumer Services	26,399	26,510	5.22	8.84
Diversified Telecommunication Services	8,864	8,743	1.72	2.92
Electrical Equipment	11,723	11,696	2.30	3.90
Entertainment	6,202	6,255	1.24	2.09
Financial Services	40,392	40,381	7.95	13.47
Ground Transportation	10,986	10,974	2.16	3.65
Health Care Equipment & Supplies	4,961	4,974	0.98	1.66
Health Care Providers & Services	73,304	72,713	14.32	24.25
Health Care Technology	17,754	18,104	3.57	6.04
Household Durables	6,931	7,007	1.38	2.34
Insurance	23,085	23,291	4.59	7.77
IT Services	16,324	16,250	3.20	5.42
Machinery	30,598	30,375	5.98	10.13
Media	8,660	8,718	1.72	2.91
Passenger Airlines	3,962	3,993	0.80	1.33
Pharmaceuticals	19,126	18,801	3.70	6.27
Professional Services	46,218	46,202	9.10	15.41
Software	51,191	51,042	10.05	17.02
Specialty Retail	12,113	12,157	2.39	4.05
Textiles, Apparel & Luxury Goods	6,839	6,867	1.35	2.29
Trading Companies & Distributors	11,511	11,454	2.26	3.82
Wireless Telecommunication Services	3,975	3,979	0.78	1.33
	$509,747	$507,771	100.00%	169.35%

December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Commercial Services & Supplies	$7,500	$7,508	10.59%	2.99%
Construction & Engineering	2,199	2,197	3.10	0.87
Diversified Consumer Services	5,051	5,059	7.14	2.01
Financial Services	1,774	1,807	2.55	0.72
Health Care Facilities	9,467	9,465	13.35	3.76
Health Care Providers & Services	15,511	15,665	22.10	6.22
Household Durables	6,800	6,796	9.59	2.70
IT Services	954	955	1.35	0.39
Oil, Gas & Consumable Fuels	7,544	7,533	10.63	2.99
Passenger Airlines	2,970	3,010	4.25	1.20
Professional Services	5,392	5,372	7.58	2.13
Software	3,786	3,783	5.34	1.50
Textiles, Apparel, & Luxury Goods	1,736	1,733	2.43	0.69
Total	$70,684	$70,883	100.00%	28.17%

The following is a summary of the asset type breakdown of our investment portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Direct Lending (1)	$152,783	$153,327	30.20%	51.14%
Club Loans (2)	81,305	81,576	16.06	27.21
Syndicated Loans (3)	275,659	272,868	53.74	91.01
Total	$509,747	$507,771	100.00%	169.36%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Direct Lending (1)	$29,232	$29,145	41.12%	11.58%
Club Loans (2)	28,076	28,066	39.59	11.15
Syndicated Loans (3)	13,376	13,672	19.29	5.44
Total	$70,684	$70,883	100.00%	28.17%

(1) Direct Lending involves loans where the Company lends directly to the borrower and holds the loan generally on its own or only with affiliates and, in some cases, third-party lenders.

(2) Club Loans are directly originated first lien senior secured loans or asset-based loans in which the Company co-invests with a small number of third party private debt providers.

(3) Syndicated Loans are generally originated by a bank and then syndicated, or sold, in several pieces to other investors.

As of September 30, 2024 and December 31, 2024, ABL investments represented 1.5% and 21.4%, respectively, of the total fair market value of all of our investments.

As of September 30, 2024, the Direct Lending portfolio had the following characteristics:

	September 30, 2024	December 31, 2023
Weighted average spread (1)	5.75%	6.60%
Average EBITDA (2)	$28.3	$22.4
Average LTV (3)	38.79%	40.50%
Average Leverage Ratio (4)	3.4x	3.7x

(1) Weighted average spread above the applicable reference rate (i.e. SOFR, Base Rate, etc.) for the Direct Lending portfolio, weighted based on the fair value of each respective investment.

(2) Average adjusted EBITDA for the Direct Lending portfolio, weighted based on fair value of each respective investment. This calculation includes all Direct Lending investments for which fair value is determined by the Valuation Designee and excludes quoted assets and ABL investments, as well as companies with negative or de minimis EBITDA. Amounts are derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

(3) Average LTV represents the net ratio of loan-to-value for each Direct Lending portfolio company, weighted based on the fair value of each respective investment. This calculation includes all Direct Lending investments for which fair value is determined by the Valuation Designee and excludes quoted assets and ABL investments. LTV is calculated as the current total net debt through each respective loan tranche divided by the estimated enterprise value of the portfolio company. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

(4) Average leverage ratio represents the leverage ratio for each Direct Lending portfolio company, weighted based on the fair value of each respective investment. This calculation includes all Direct Lending investments for which fair value is determined by the Valuation Designee and excludes quoted assets and ABL investments, as well as companies with negative or de minimis EBITDA. Company leverage is calculated as the current total debt as defined in the underlying applicable investment credit agreement through each respective loan tranche divided by the adjusted EBITDA as defined in the underlying applicable investment credit agreement of the portfolio company. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

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

FEAC monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Adviser, the Subadviser and the Board review these investment scores on a quarterly basis. Our average portfolio company investment score was 1.93 and 1.96 at September 30, 2024 and December 31, 2023, respectively. The following is a distribution of the investment scores of our portfolio companies at September 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	As of September 30, 2024				As of December 31, 2023
Risk Rating	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio
1	$3,939	0.78%	$3,898	0.75%	$2,793	3.94%	$2,778	3.93%
2	487,314	95.97	487,090	95.55	68,090	96.06	67,906	96.07
3	16,518	3.25	18,759	3.70	—	—	—	0.00
4	—	—	—	0.00	—	—	—	0.00
5	—	—	—	0.00	—	—	—	0.00
	$507,771	100.00%	$509,747	100.00%	$70,883	100.00%	$70,684	100.00%

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2024 and December 31, 2023, we had no loans on non-accrual status.

Results of Operations

We are a newly-formed entity that commenced our loan origination and investment activities on July 10, 2023. We therefore have no corresponding nine month prior-year period with which to compare our operating results.

The following table represents our operating results (in thousands):

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Period April 28, 2023 (initial capitalization) through September 30, 2023
Operating Results
Total investment income	$13,582	$631	$27,310	$631
Net expenses	5,568	1,084	9,895	2,342
Net unrealized appreciation (depreciation)	(2,003)	5	(2,175)	5
Net realized gain (loss)	381	—	377	—
Net increase (decrease) in net assets resulting from operations	$6,392	$(448)	$15,617	$(1,706)

Investment Income

The composition of our investment income was as follows (in thousands):

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Period April 28, 2023 (initial capitalization) through September 30, 2023
Investment Income
Interest income	$12,639	$65	$22,658	$65
Dividend income	523	563	3,594	563
Other income	420	3	1,058	3
Total investment income	$13,582	$631	$27,310	$631

For the three and nine months ended September 30, 2024, total investment income was $13.6 million and $27.3 million, respectively, driven by our deployment of capital, as well as dividend income earned on our cash equivalents. The size of our investment portfolio at fair value was $507.8 million as of September 30, 2024, with a weighted average yield of 10.2%.

Operating Expenses

The composition of our operating expenses was as follows:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Period April 28, 2023 (initial capitalization) through September 30, 2023
Operating Expenses
Interest expense	$4,763	$88	$6,753	$88
Administrator expense	442	220	1,277	220
Base management fees	948	105	2,672	105
Organization costs	—	116	—	1,156
Amortization of continuous offering costs	542	198	1,158	198
Other Expenses	860	462	2,067	680
Income based incentive fee	876	—	1,769	—
Capital gains incentive fee	(43)	—	(25)	—
Total operating expenses	8,388	1,189	15,671	2,447
Management fees waiver	(948)	(105)	(2,672)	(105)
Incentive fee waiver	(833)	—	(1,744)	—
Expense support	(1,039)	—	(1,360)	—
Total expenses, net of fee waivers	$5,568	$1,084	$9,895	$2,342

For the three and nine months ended September 30, 2024, total expenses, net of expense support and fee waivers, were $5.6 million and $9.9 million, respectively. For the three months ended September 30, 2023 and for the period April 28, 2023 (initial capitalization) through September 30, 2023, total expenses net of expense support and fee waivers, were $1.1 million and $2.3 million, respectively.

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) of $4.8 million for the three months ended September 30, 2024 was driven by $197.1 million of average borrowings (at an average coupon interest rate of 8.38%) under our Credit Facility.

Total interest expense (including unused fees and amortization of deferred financing costs) of $6.8 million for the nine months ended September 30, 2024 was driven by $105.5 million of average borrowings (at an average coupon interest rate of 8.37%) under our Credit Facility.

For both the three months ended September 30, 2023 and the period April 28, 2023 (initial capitalization) through September 30, 2023, the Company incurred $0.1 million of interest expense.

Base Management Fees

For the three and nine months ended September 30, 2024, base management fees were $0.9 million and $2.7 million, respectively. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. The Adviser has waived management fees through December 31, 2024.

For both the three months ended September 30, 2023 and the period April 28, 2023 (initial capitalization) through September 30, 2023, base management fees were $0.1 million.

Income Based Incentive Fees

For the three and nine months ended September 30, 2024, income based incentive fees were $0.9 million and $1.8 million, respectively. The Adviser has waived income based incentive fees through December 31, 2024.

There were no income based incentive fees for both the three months ended September 30, 2023 and the period April 28, 2023 (initial capitalization) through September 30, 2023.

Capital Gains Incentive Fees

For the three and nine months ended September 30, 2024, the Company accrued capital gains incentive fees of ($43) and ($25), respectively. The Adviser has waived capital gains incentive fees through December 31, 2024.

There were no capital gains incentive fees for both the three months ended September 30, 2023 and the period April 28, 2023 (initial capitalization) through September 30, 2023.

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

Total other expenses were $1.4 million for the three months ended September 30, 2024, primarily comprised of $0.4 million of administrator expense, $0.5 million of offering costs and $0.5 million of professional fees.

Total other expenses were $3.5 million for the nine months ended September 30, 2024, primarily comprised of $1.3 million of administrator expense, $1.2 million of offering costs and $1.1 million of professional fees.

Total other expenses were $0.7 million for the three months ended September 30, 2023, primarily comprised of $0.2 million of administrator expense, $0.2 million of offering costs and $0.3 million of professional fees.

Total other expenses were $0.7 million for the period from April 28, 2023 (initial capitalization) through September 30, 2023, primarily comprised of $0.2 million of administrator expense, $0.2 million of offering costs and $0.3 million of professional fees.

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

For the three and nine months ended September 30, 2024, we accrued $38 of U.S. federal excise tax. For the three months ended September 30, 2023 and for the period from April 28, 2023 (initial capitalization) through September 30, 2023, we incurred no U.S. federal excise tax.

Net Realized Gains and Losses Investments

For the three months ended September 30, 2024, the Company had net realized gains on investments of $381 from the full or partial sale of our debt investments.

For the nine months ended September 30, 2024, the Company had net realized gains on investments of $377 from the full or partial sale of our debt investments.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized, if any.

For the three months ended September 30, 2024, we had net unrealized depreciation on investments of ($2.0) million.

For the nine months ended September 30, 2024, we had net unrealized depreciation on investments of ($2.2) million.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase (decrease) in net assets resulting from operations totaled $6.4 million, or $0.51 per common share based on a weighted average of 12,425,419 Common Shares outstanding for the three months ended September 30, 2024.

Net increase (decrease) in net assets resulting from operations totaled $15.6 million, or $1.31 per common share based on a weighted average of 11,968,745 Common Shares outstanding for the nine months ended September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, we had $42.2 million and $183.4 million, respectively, in cash and cash equivalents. Additionally, as of September 30, 2024 we had $233.6 million of borrowings outstanding and $116.4 million available for additional borrowings under the Credit Facility, subject to borrowing base availability. As of December 31, 2023 we had no borrowings outstanding and $350.0 million available for additional borrowings under the Credit Facility, subject to borrowing base availability. See “Debt” below for additional information.

We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of September 30, 2024, our asset coverage ratio was 228.4%.

Cash Flows

For the nine months ended September 30, 2024 and the period April 28, 2023 (initial capitalization) through September 30, 2023, our operating activities used cash of $406.5 million and $7.0 million, respectively, primarily in connection with the purchase of portfolio investments and payment of Company expenses.

For the nine months ended September 30, 2024 and the period April 28, 2023 (initial capitalization) through September 30, 2023, our financing activities included proceeds of $50.0 million and $51.4 million, respectively, from the issuance of Common Shares and $238.6 million and zero, respectively, from borrowings under our Credit Facility. Additionally our financing activities included the payment of $2.2 million and $0.7 million, respectively, for offering costs, and $1.3 million and $1.3 million for deferred financing costs, respectively.

Share Issuances and Share Repurchases

Share Issuances:

Pursuant to a capital drawdown notice to its investors, the Company issued and sold 2,058,460 Common Shares on March 1, 2024 for an aggregate offering price of $50.0 million. After the capital drawdown, the Company had no unfunded commitments.

The following table summarizes the issuance of shares pursuant to subscription agreements as of September 30, 2024:

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

Share Repurchases:

Beginning with the calendar quarter ending December 31, 2024, the Company will commence a share repurchase program in which it intends to offer to repurchase in each quarter, at the discretion of the Board, up to 5% of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter.

As of September 30, 2024, the Company had not commenced its share repurchase program.

Distributions and Distribution Reinvestment

The following table presents distributions that were declared and payable during the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
February 5, 2024	February 6, 2024	February 27, 2024	$0.120	$1,244
February 29, 2024	February 29, 2024	March 26, 2024	$0.120	$1,244
March 28, 2024	March 28, 2024	April 26, 2024	$0.120	$1,491
April 30, 2024	April 30, 2024	May 29, 2024	$0.120	$1,491
May 29, 2024	May 31, 2024	June 29, 2024	$0.155	$1,924
June 26, 2024	June 28, 2024	July 29, 2024	$0.180	$2,239
July 29, 2024	July 31, 2024	August 28, 2024	$0.210	$2,609
August 28, 2024	August 30, 2024	September 26, 2024	$0.210	$2,610
September 29, 2024	September 30, 2024	October 29, 2024	$0.210	$2,609
				$17,461

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

The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 75% of the principal balance of its eligible portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 65%. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through September 22, 2026. The Credit Facility has a minimum utilization requirement of 35% of the facility amount (following a nine-month ramp-up period through September 21, 2024). The minimum utilization requirement increases to 65% from September 22, 2024 through the end of the revolving period. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The SPV’s obligations under the Credit Facility are secured by a first priority security interest in substantially all of the assets of the SPV, including its portfolio of investments and the Company’s equity interest in the SPV. As of September 30, 2024, the Company held 88 positions in the SPV’s account for collateral under the Credit Facility. As of September 30, 2024, the Company had $393.3 million of borrowings outstanding under the Credit Facility. As of December 31, 2023, the Company held 17 positions in the SPV’s account for collateral under the Credit Facility. As of December 31, 2023, the Company had no outstanding borrowings under the Credit Facility.

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

The components of interest expense were as follows (in thousands):

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024		For the Period April 28, 2023 (initial capitalization) through September 30, 2023
Borrowing interest expense	$4,215	$—	$4,563		$—
Borrowing administration fees	135	—	400		—
Facility unused fees	258	66	1,329		66
Amortization of financing costs	155	22	461		22
Total interest expense	$4,763	$88	$6,753		$88
Average Debt Outstanding	197,062	—	105,517	(1)	—
Average Stated Interest Rate	8.38%	—	8.37%	(1)	—
(1) Average for the period of March 29, 2024 (initial draw down on the Credit Facility) through September 30, 2024.

Commitments and Contingencies and Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we had outstanding commitments to fund revolving lines of credit or delayed draw investments with an aggregate principal amount of $50.7 million and $14.9 million, respectively.

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

Recent Developments

On October 30, 2024, the Company’s Board declared a distribution of $0.21 per Common Share, which is payable on November 26, 2024 to shareholders of record as of October 31, 2024.

On November 7, 2024, the SPV entered into the third amendment to the loan and servicing agreement (“Third Amendment”), amending the Credit Facility. The Third Amendment (i) reduces the spread to 2.55% per annum during the revolving period and 3.05% per annum during the amortization period; (ii) amends the 5% PIK loan concentration limitation component of the borrowing base to exclude from the concentration limitation PIK loans with a minimum cash spread of at least 5% paid quarterly; (iii) increases the minimum utilization amount to be 75% of the commitments under the Credit Facility; and (iv) resets as of the Third Amendment date the time period the prepayment premium is due in connection with reducing or terminating commitments under the Loan Agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk and interest rate risk.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2024 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$19,691	$(7,004)	$12,687
Up 200 basis points	14,533	(4,668)	9,865
Up 100 basis points	9,374	(2,332)	7,042
Down 100 basis points	(943)	2,340	1,397
Down 200 basis points	(6,102)	4,676	(1,426)

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

The Company did not sell any equity securities during the period covered in this report that were not registered under the Securities Act.

Beginning with the calendar quarter ending December 31, 2024, the Company will commence a share repurchase program in which it intends to offer to repurchase in each quarter, at the discretion of the Board, up to 5% of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the last calendar day of the applicable quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of its shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board intends to reinstate the share repurchase program when appropriate and subject to our Board’s duties to the Company. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4, promulgated under the Exchange Act, and the 1940 Act. All Common Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares.

During the quarter ended September 30, 2024, there were no repurchases of Common Shares under the Company’s share repurchase program.

As of September 30, 2024, the Company had received capital commitments totaling $302.7 million. As of September 30, 2024, the Company had no uncalled capital commitments.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each such term is defined in Item 408(c) of Regulation S-K.

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

First Eagle Private Credit Fund

Date: November 13, 2024	By:	/s/ David O'Connor
David O'Connor
Chief Executive Officer

Date: November 13, 2024	By:	/s/ Jennifer M. Wilson
Jennifer M. Wilson
Chief Financial Officer and Treasurer