Form 10-K
period 2024-12-31
First Eagle Private Credit Fund
filed 2025-03-14
CIK 1890107

un ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of December 31, 2024, there was no established public market for the registrant’s common shares of beneficial interest (“Common Shares”)

As of March 14, 2025, the registrant had 12,444,675 common shares, $0.001 par value per share, outstanding.

First Eagle Private Credit Fund

Consolidated Schedule of Investments - (Continued)

December 31, 2024

(in thousands, except shares)

Table of Contents

		Page
PART I.
Item 1.	Business	4
Item 1A.	Risk Factors	27
Item 1B.	Unresolved Staff Comments	55
Item 1C.	Cybersecurity	55
Item 2.	Properties	56
Item 3.	Legal Proceedings	57
Item 4.	Mine Safety Disclosures	57
PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	58
Item 6.	Reserved	59
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	60
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	74
Item 8.	Consolidated Financial Statements and Supplementary Data:	75
	Report of Independent Registered Public Accounting Firm
	Consolidated Statement of Assets and Liabilities as of December 31, 2024 and December 31, 2023	77
	Consolidated Statements of Operations for the year ended December 31, 2024 and for the period April 28, 2023 (initial capitalization) through December 31, 2023	78
	Consolidated Statements of Changes in Net Assets for the year ended December 31, 2024 and for the period April 28, 2023 (initial capitalization) through December 31, 2023	79
	Consolidated Statement of Cash Flows for the year ended December 31, 2024 and for the period April 28, 2023 (initial capitalization) through December 31, 2023	80
	Consolidated Schedule of Investments as of December 31, 2024 and December 31, 2023	81
	Notes to Consolidated Financial Statements	95
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	119
Item 9A.	Controls and Procedures	119
Item 9B.	Other Information	119
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	120
PART III.
Item 10.	Directors, Executive Officers and Corporate Governance	121
Item 11.	Executive Compensation	131
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	132
Item 13.	Certain Relationships and Related Transactions, and Director Independence	133
Item 14.	Principal Accountant Fees and Services	134
PART IV.
Item 15.	Exhibits	136
Item 16.	Form 10-K Summary	137
Signatures

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
•
changes in political, economic or industry conditions, including as a result of changes in U.S. presidential administrations or Congress, changes in the interest rate environment, inflation, pandemic-related or other widespread health crises, supply chain disruptions, instability in the banking system, and the conflicts between Russia and Ukraine and in the Middle East, which could result in changes in the value of our assets;
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

Part I.

Item 1. Business

The Company

We are a non-diversified closed-end management investment company that was formed as a statutory trust in Delaware on October 20, 2021, commenced operations on July 10, 2023, and that has elected to be regulated as a BDC under the Investment Company Act of 1940 (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are externally managed by First Eagle Investment Management, LLC (“FEIM” or the “Adviser”). The Adviser oversees the management of the Company’s activities and supervises the activities of the investment subadviser. First Eagle Alternative Credit, LLC (“FEAC” or the “Subadviser” and, together with the Adviser, the “Advisers”), an alternative credit adviser that is wholly-owned by FEIM, serves as the Company’s investment subadviser. Our investment activities are managed by the Advisers and supervised by the Company’s board of trustees (the “Board”), a majority of whom are not “interested persons” (as defined in the 1940 Act) of the Company (the “Independent Trustees”).

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

The loans in which we invest will generally pay floating interest rates based on a variable base rate. The senior secured loans and bonds in which we will invest generally have stated terms of five to eight years. However, we may invest in securities with any maturity or duration. Loans and securities purchased in the secondary market will generally have shorter remaining terms to maturity than newly issued investments. We expect most of our debt investments will generally have credit quality consistent with below investment grade securities. To the extent a nationally recognized statistical rating organization rates our debt, it generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc., or lower than “BBB-” by S&P Global Ratings or Fitch Ratings).

A cash flow loan is a loan that is underwritten primarily based on cash flow generated by the borrower, specifically EBITDA (a company’s earnings before interest, taxes, depreciation, and amortization), in addition to a lien on substantially all of the assets of the borrower and any other secured party. A cash flow loan differs from an asset-based loan because an asset-based loan is underwritten based on the liquidation value of certain assets of the borrower or guarantors. Unless otherwise specified, the term “loan” will include both cash flow and asset-based loans, as well as any other loans in which the Company may invest.

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

As part of its investment process, for certain of the Company’s investments, FEAC generally considers financially material environmental, social, and governance (“ESG”) factors, amongst other factors, in its investment decisions with the goals of managing risk and assessing the attractiveness of the opportunity, alongside its existing fundamental research process. FEAC has established a framework for considering four categories of potential risks—environmental, social, governance and climate risk—that FEAC believes have the potential to affect a company’s financial performance and creditworthiness over time. At the core of FEAC’s investment process is the systematic identification and evaluation of a myriad of credit risk factors that can impact the long-term sustainability of business models and the earnings potential of companies. FEAC believes that thoughtful consideration of ESG risks ultimately leads to more complete downside protection. FEAC’s proprietary ESG research process is fully integrated across both private credit and syndicated loans and is conducted by FEAC’s research teams who are also responsible for the fundamental credit analysis and industry research. FEAC’s framework focuses on identified factors that FEAC believes may be relevant for most investments. These include, but are not limited to, governance policies and procedures, board composition (independence and minority representation), employee policies (health and safety, anti-discrimination, supply chain / responsible labor policies, etc.), environmental policies (waste and recycling, energy efficiency and natural resource policies, environmental risk assessments, specified environmental impact reduction strategies), Scope-1 and Scope-2 emissions, and business interruption policies (protocol and insurance). FEAC’s framework also seeks to address material risk factors that are most relevant for each issuer’s specific industry. These vary by industry and are influenced by the Sustainable Accounting Standards Board (“SASB”) Standards. While the questions may vary by sector, they aim to ask direct, quantitative questions focused on the most material ESG or climate related factors for the specific sector. FEAC believes that the combination of standard factors and sector specific material factors creates a useful tool for assessing the existence and effectiveness of an issuer’s ESG policies and procedures. FEAC believes that consideration of ESG factors is an effective risk management tool, allowing FEAC to identify certain investment risks that may not be apparent absent consideration of ESG factors. ESG factors would not be a sole determining factor in any investment decisions for the Company. ESG integration does not change the Company’s investment objectives, exclude specific types of companies or investments or constrain the Company’s investable universe. FEAC’s ESG analysis is limited by the availability of information regarding potential or existing investments. As a result, FEAC’s assessments related to ESG factors may not be conclusive and investments that may be negatively impacted by such factors may be purchased and retained by the Company while the Company may divest or not invest in investments that may be positively impacted by such factors.

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

While middle market companies—which currently number about 200,0001 in the U.S.—generate approximately one-third1 of total private sector GDP, they tend to be too small to individually access the public debt and equity markets. We define middle market companies to mean companies with annual earnings before interest, taxes, depreciation and amortization, or EBITDA, generally between $5 million and $50 million, as may be adjusted for market disruptions, mergers and acquisitions-related charges and synergies, and other items. Although middle market companies have historically relied on local and regional banks for their financing needs, alternative lenders from nonbank financial institutions have increasingly become a source of credit for such companies. Many of these middle market companies are controlled or partially owned by private equity firms that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts and, as such, are a key source of demand for loans. There has been a significant increase in the number of private equity firms focused on this highly fragmented part of the economy, typically bringing specific industry expertise to “buy and build” an aggregation of smaller businesses.

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

FEAC believes direct lending offers credit exposure to U.S. corporate borrowers without some of the accompanying investment risks found in traditional fixed income investment options. FEAC believes direct lending loans provide insulation from interest rate risk because of their floating rate coupons. Generally, they are also less prone to market technical dynamics since they are not actively traded and have limited credit rating migration risk since they are either not rated or held in vehicles that are not highly sensitive to ratings changes. We believe tighter deal structures, lower leverage and robust lender protections have driven lower default rates and higher recovery rates over time. In fact, private credit has historically displayed attractive risk-adjusted returns, relative to fixed income.2

Navigating Today’s Challenging Credit Environment

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

The Subadviser believes that they possess the following capabilities over many other capital providers to middle market companies:

Experienced Management Team. The members of each of the Investment Committees (as defined below) have an average of 28 years of experience in private debt lending and investing at all levels of the capital structure including but not limited to leverage lending, high yield and equities. Each Investment Committee member brings a distinct investment perspective and skill set by virtue of their complementary collective experiences as both debt and equity investors through multiple business and credit cycles. Each Investment Committee member is experienced in the investing and operation of business development companies and interval funds.

________________

1 Source: National Center for the Middle Market, Mid-Year 2024 Report.
2 Source: National Center for the Middle Market, Mid-Year 2024 Report.

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

Proprietary Sourcing Capabilities. FEAC takes a proactive, hands-on and creative approach to investment sourcing. FEAC’s disciplined origination process includes proprietary tools and resources and employs a national platform with a regional focus. With personnel located in Boston, Chicago, Dallas and New York, FEAC has a deep and diverse relationship network in the debt capital and private equity markets. These activities and relationships provide an important channel through which the Company generates potential investment opportunities consistent with its investment strategy. FEAC has activities and relationships with private equity sponsors, investment bankers, middle market senior lenders, commercial bankers (national, regional and local), lawyers, accountants and business brokers. FEAC actively utilizes these activities, relationships and networks to source and execute attractive investments, and maintain a database and set of reports where the details of all potential investment opportunities are tracked. Further, we believe the investment history and long-standing reputation of the direct lending investment professionals and Investment Committee Members (as defined below) provides us an early look at new investment opportunities.

Disciplined Investment Process. FEAC’s comprehensive underwriting methodology and monitoring processes have been implemented across the team. Additionally, the Investment Committee Members are supported by an experienced operational and administrative team.

Experience and Continuity with Respect to Tradable Credit. The Tradable Credit Team is one of the oldest and most experienced bank loan managers in the leveraged loan space. The Tradable Credit Investment Committee has, on average, over 30 years of experience managing bank loans. FEAC believes this continuity offers valuable perspective and investment insight. With over 220 issuers within the Tradable Credit portfolios, FEAC’s Tradable Credit analyst credit ratio is very low, allowing for deeper analysis of credits than many of its peers.

FEAC’s investment philosophy leverages the above in an effort to generate consistent, attractive, risk-adjusted returns coupled with low volatility through fundamentally driven relative value decisions. FEAC believes its comprehensive, fundamental credit analysis is key to capital preservation, and it considers a range of factors when building a portfolio of loans, with an eye toward performance over multiple economic cycles. These include a borrower’s competitive advantage and any barriers to entry in its industry, defensible market, stability of cash flows, business diversification, management team and private equity sponsorship. FEAC assesses relative value in a variety of ways, including comparisons to other opportunities available in the same asset class and to companies in the same or similar industries. FEAC also considers relative value across the capital structure— senior versus subordinate, secured versus unsecured, debt versus equity—to ensure comfortability with the potential risk-adjusted return of an investment relative to its position in the capital stack.

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

The Adviser is dedicated to providing prudent stewardship of client assets. First Eagle focuses on active and fundamental investing, with a strong emphasis on downside protection and without adhering to a specific benchmark. Over a long history dating back to 1864, the Adviser has sought to help its clients avoid permanent impairment of capital and earn attractive returns through varied economic cycles. The Adviser’s clients include the First Eagle Funds, the First Eagle Variable Funds, the First Eagle Credit Opportunities Fund, other pooled vehicles, corporations, foundations, major retirement plans and high net worth individuals. As of December 31, 2024, the Adviser had approximately $144 billion under management.3 The financial statements and other information about the First Eagle Funds, the First Eagle Variable Funds and the First Eagle Credit Opportunities Fund can be found at www.sec.gov.

FEAC, an alternative credit adviser that is a wholly-owned subsidiary of FEIM, serves as the Company’s investment subadviser and is responsible for our investment activities. FEAC is an investment adviser for both Direct Lending and broadly syndicated investments, through public and private vehicles, CLOs, separately managed accounts and co-mingled funds. FEAC was formed in 2009 under the name THL Credit. In January 2020, FEAC was acquired by the Adviser. Through First Eagle and its affiliates, FEAC has scale in Direct Lending, augmenting its competitiveness for originations as well as providing an enhanced relationship network and sponsor relationships. As of December 31, 2024, FEAC had approximately $21.6 billion in assets under management.4

FEAC, an alternative credit adviser that is a wholly-owned subsidiary of FEIM, serves as the Company’s investment subadviser and is responsible for our investment activities. FEAC is an investment adviser for both Direct Lending and broadly syndicated investments, through public and private vehicles, CLOs, separately managed accounts and co-mingled funds. FEAC was formed in 2009 under the name THL Credit. In January 2020, FEAC was acquired by the Adviser. Through First Eagle and its affiliates, FEAC has scale in Direct Lending, augmenting its competitiveness for originations as well as providing an enhanced relationship network and sponsor relationships. As of December 31, 2024, FEAC had approximately $17.1 billion in assets under management.4

________________

3 The total AUM represents the combined AUM of (i) FEIM, (ii) its subsidiary investment advisers, First Eagle Separate Account Management, LLC, FEAC and Napier Park Global Capital LLC (“Napier Park”), and (iii) Regatta Loan Management LLC, an advisory affiliate of Napier Park. The total AUM includes $0.6 billion of committed and other non-fee-paying capital from FEAC and $3.4 billion of committed and other non-fee-paying capital from Napier Park.

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

FEAC’s Direct Lending Investment Committee is currently comprised of four fixed members: James R. Fellows, Michelle Handy, Robert Hickey and Garrett Stephen (the “Primary Direct Lending Investment Committee Members”). In addition to the Primary Direct Lending Investment Committee Members, the Investment Committee has four rotating industry leads that serve on the Investment Committee for deals within their designated industry (collectively, the “DL Investment Committee”).

FEAC’s Tradable Credit Investment Committee is currently comprised of five members: James R. Fellows, Robert Hickey, Brian Murphy, Tracey Jackson and Steve Krull (collectively, the “Tradable Credit Investment Committee”, together with the DL Investment Committee, the “Investment Committee”).

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
•
directing investment professionals of the Adviser or non-investment professionals of the Administrator (as defined below) to provide managerial assistance to portfolio companies of the Company as requested by the Company, from time to time; and
•
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

Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Advisory Agreement, “net assets” means our total assets less liabilities determined on a consolidated basis in accordance with GAAP. Substantial additional fees and expenses may be allocated by the Administrator to the Company under the administration agreement (the “Administration Agreement”), including its allocable portion of the cost of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs, which may include personnel at FEIM or FEAC, technology, as well as any costs and expenses incurred by the Administrator relating to any administrative or operating services provided by the Administrator to the Company.

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

Fee Waiver

The Advisers have agreed to waive all management fees, incentive fees and subadvisory fees payable to them under the Advisory Agreement and Subadvisory Agreement through June 30, 2025 (the “Advisory Fee Waiver”). The Advisory Fee Waiver is not revocable during its term and amounts waived pursuant to the Advisory Fee Waiver will not be subject to any right of future recoupment in favor of FEIM and FEAC.

Administration Agreement

The Company has also entered into an Administration Agreement with the Administrator. Under the Administration Agreement, the Administrator performs, or oversees the performance of administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the SEC. In addition, the Administrator assists in determining and publishing the Company’s NAV, oversees the preparation and filing of the Company’s tax returns, oversees the printing and dissemination of reports to the Company’s shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Administrator for its allocable portion of the costs and expenses incurred by the Administrator in performance by the Administrator of its duties under the Administration Agreement and the Subadvisory Agreement, including technology costs and the Company’s allocable portion of cost of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs, which may include personnel at FEIM or FEAC, as well as any costs and expenses incurred by the Administrator relating to any administrative or operating services provided by the Administrator to the Company. The Company’s Board reviews the allocation methodologies with respect to such expenses. Under the Administration Agreement, non-investment professionals of the Administrator may provide, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that the Company’s Administrator outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Administrator.

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

The management services of the Adviser to the Company are not exclusive under the terms of the Advisory Agreement and the Adviser is free to, and does, render management services to others. The Advisory Agreement provides that the Adviser will not be liable for any error of judgment by the Adviser or for any loss suffered by the Company in connection with the matters to which the Advisory Agreement relates, except a loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services (in which case any award of damages shall be limited to the period and the amount set forth in Section 36(b)(3)of the 1940 Act) or loss resulting from willful misfeasance, misconduct, bad faith or negligence or reckless disregard of duties.

Notwithstanding the foregoing, we will not provide indemnification for any loss, liability or expense arising from or out of an alleged violation of federal or state securities laws by the Adviser unless (i) there has been a successful adjudication on the merits of each count involving alleged securities law violations, (ii) such claims have been dismissed with prejudice on the merits by a court of competent jurisdiction, or (iii) a court of competent jurisdiction approves a settlement of the claims against the Adviser and finds that indemnification of the settlement and the related costs should be made and the court considering the request for indemnification has been advised of the position of the SEC and of the published position of any state securities regulatory authority in which securities were offered or sold as to indemnification for violations of securities laws.

We will not indemnify the Adviser against any liability or loss suffered by the Adviser unless (i) the Company determines in good faith that the course of conduct that caused the loss or liability was in the best interest of the Company, (ii) the Adviser was acting on behalf of or performing services for the Company, (iii) such liability or loss was not the result of (A) bad faith, negligence, reckless disregard of the duties, willful misfeasance or misconduct, and (iv) such indemnification or agreement to hold harmless is recoverable only out of assets of the Company and not from the shareholders.

In addition, the Declaration of Trust and the Advisory Agreement permit the Company to advance reasonable expenses to the Adviser, and we will do so in advance of final disposition of a proceeding (a) if the proceeding relates to acts or omissions with respect to the performance of duties or services on behalf of the Company, (b) the legal proceeding was initiated by a third party who is not a shareholder or, if by a shareholder of the Company acting in his or her capacity as such, a court of competent jurisdiction approves such advancement and (c) upon the Company’s receipt of (i) a written affirmation by the Adviser of its good faith belief that it has met the standard of conduct necessary for indemnification by the Company and (ii) a written undertaking by it or on its behalf to repay the amount paid or reimbursed by the Company, together with the applicable legal rate of interest thereon, if it is ultimately determined that the standard of conduct was not met.

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

The Subadvisory Agreement provides that FEAC will not be liable for any error of judgment by FEAC or for any loss suffered by us in connection with the matters to which the Subadvisory Agreement relates, except a loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services (in which case any award of damages shall be limited to the period and the amount set forth in Section 36(b)(3) of the 1940 Act) or loss resulting from willful misfeasance, misconduct, bad faith or negligence or reckless disregard of duties.

Notwithstanding the foregoing, we will not provide indemnification for any loss, liability or expense arising from or out of an alleged violation of federal or state securities laws by FEAC unless (i) there has been a successful adjudication on the merits of each count involving alleged securities law violations, (ii) such claims have been dismissed with prejudice on the merits by a court of competent jurisdiction, or (iii) a court of competent jurisdiction approves a settlement of the claims against FEAC and finds that indemnification of the settlement and the related costs should be made and the court considering the request for indemnification has been advised of the position of the SEC and of the published position of any state securities regulatory authority in which securities were offered or sold as to indemnification for violations of securities laws.

We will not indemnify FEAC against any liability or loss suffered by FEAC unless (i) the Company determines in good faith that the course of conduct that caused the loss or liability was in the best interest of the Company, (ii) FEAC was acting on behalf of or performing services for the Company, (iii) such liability or loss was not the result of (A) bad faith, negligence, reckless disregard of the duties, willful misfeasance or misconduct, and (iv) such indemnification or agreement to hold harmless is recoverable only out of assets of the Company and not from the shareholders.

In addition, the Declaration of Trust and the Subadvisory Agreement permit the Company to advance reasonable expenses to FEAC, and we will do so in advance of final disposition of a proceeding (a) if the proceeding relates to acts or omissions with respect to the performance of duties or services on behalf of the Company, (b) the legal proceeding was initiated by a third party who is not a shareholder or, if by a shareholder of the Company acting in his or her capacity as such, a court of competent jurisdiction approves such advancement and (c) upon the Company’s receipt of (i) a written affirmation by FEAC of its good faith belief that it has met the standard of conduct necessary for indemnification by the Company and (ii) a written undertaking by it or on its behalf to repay the amount paid or reimbursed by the Company, together with the applicable legal rate of interest thereon, if it is ultimately determined that the standard of conduct was not met.

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
2.
the Company’s allocable portion of compensation and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to:

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
ii.
all taxes, fees, costs, and expenses, retainers and/or other payments of accountants, legal counsel, advisors (including tax advisors or accounting services providers), administrators, auditors (including with respect to any additional auditing required under AIFMD), investment bankers, administrative agents, paying agents, depositaries, custodians, trustees, sub-custodians, transfer agents, dividend agents, consultants (including individuals consulted through expert network consulting firms), engineers, senior advisors, industry experts, operating partners, deal sourcers (including personnel dedicated to but not employed by the Administrator or its affiliates in the credit-focused business of First Eagle), and other professionals and service providers (including, for the avoidance of doubt, the costs and charges allocable with respect to the provision of internal legal, tax, accounting, operations, treasury, valuation, technology or other services and professionals related thereto (including secondees and temporary personnel or consultants that may be engaged on short- or long-term arrangements) as deemed appropriate by the Administrator, with the oversight of the Board, where such internal personnel perform services that would be paid by the Company if outside service providers provided the same services); fees, costs, and expenses herein include (x) costs, expenses and fees for hours spent by its in-house attorneys and tax advisors that provide legal or tax advice and/or services to the Company or its portfolio companies on matters related to potential or actual investments and transactions and the ongoing operations of the Company and (y) expenses and fees to provide administrative, operational, accounting, treasury, and valuation services to the Company or its portfolio companies, and expenses, charges and/or related costs incurred directly by the Company or affiliates in connection with such services, in each case, (I) that are specifically charged or specifically allocated or attributed by the Administrator, with the oversight of the Board, to the Company or its portfolio companies and (II) provided that any such amounts shall not be greater than what would be paid to an unaffiliated third party for substantially similar advice and/or services of the same skill and expertise;
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
xviii.
costs of preparing financial statements and maintaining books and records, costs of Sarbanes-Oxley Act compliance and attestation and costs of preparing and filing reports or other documents with the SEC, FINRA, CFTC and other regulatory bodies and other reporting and compliance costs, including registration and exchange listing costs, and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing;
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

The Advisers and the Administrator may not be reimbursed for:

1.
Rent or depreciation, utilities, capital equipment, and other administrative items of the Advisers or the Administrator; and
2.
Salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any controlling persons of the Advisers or the Administrator.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into an Expense Support Agreement with the Adviser. Pursuant to the Expense Support Agreement, from the effective date of the Company’s registration statement through the term of the Expense Support Agreement, which shall be at least 12 months from the effective date of the Company’s registration statement, the Adviser is obligated to advance all of the Company’s Other Operating Expenses to the effect that such expenses do not exceed 1.00% (on an annualized basis) of the Company’s NAV. Any Required Expense Payment must be paid to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates. “Other Operating Expenses” means the Company’s organization and offering expenses, professional fees (including accounting, legal and auditing fees), custodian and transfer agent fees, third party valuation service fees, insurance costs, trustee fees, administration fees and other general and administrative expenses. For the avoidance of doubt, “Other Operating Expenses” excludes: (i) base management fees, (ii) incentive fees, (iii) shareholder servicing and/or distribution fees, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/interest payments (including any dividend payments, interest expense, commitment fees, or other expenses related to any leverage incurred by the Company), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Adviser).

The Adviser may elect to pay, at such times as the Adviser determines, certain additional expenses on the Company’s behalf, provided that no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

Following any calendar month (such calendar month, the “Applicable Calendar Month”) in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in the Applicable Calendar Month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”, the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to or on behalf of the Company within three (3) years prior to the last business day of the Applicable Calendar Month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

Notwithstanding anything to the contrary in this Expense Support Agreement, no Reimbursement Payment for any Applicable Calendar Month shall be made if: (1) the Effective Rate of Distributions Per Share at the time of such proposed Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates unless such decrease in the Effective Rate of Distribution Per Share is a result of a reduction in the Secured Overnight Financing Rate (“SOFR”), or (2) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceed 1.00% of the Company’s net asset value at the end of the Applicable Calendar Month. For the purposes of the Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the Applicable Calendar Month, except to the extent the Adviser has waived its right to receive such payment for the Applicable Calendar Month.

Allocation of Investment Opportunities

General

The Advisers and their affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, with ours. For example, FEAC may serve as investment adviser to one or more private funds, registered open-end funds, registered closed-end funds, separate managed accounts, BDCs and CLOs. In addition, the Company’s officers may serve in similar capacities for one or more private funds, registered closed-end funds and CLOs. FEAC and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, FEAC or its affiliates may determine that the Company should invest side-by-side with one or more other funds. The Advisers’ policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or the Co-Investment Order (as defined below), with other funds managed by the Advisers and their affiliates. As a result, the Advisers and/or their affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Advisers and their affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures and the Advisers Act, it is possible that we may not be given the opportunity to participate in investments made by investment funds managed by the Advisers or their affiliates.

Co-Investment Exemptive Relief

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. On July 13, 2021, the SEC granted the Advisers an exemptive order that allows us to co-invest in portfolio companies with certain other funds managed by the Advisers or their affiliates (“Affiliated Funds”) and proprietary accounts of their affiliates (“Proprietary Accounts”) in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Co-Investment Order”). See “Item 1. Business—Regulation as a Business Development Company.” Pursuant to such Co-Investment Order, we are permitted to co-invest with Affiliated Funds and/or Proprietary Accounts if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies. Pursuant to such Co-Investment Order, the Company’s Board may establish objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more BDCs and closed-end funds managed by the Advisers, including us (collectively, the “FE Funds”), and other public or private funds managed by the Advisers that target similar assets. If an investment falls within the Board Criteria, FEAC must offer an opportunity for the FE Funds to participate. A FE Fund may determine to participate or not to participate, depending on whether FEAC determines that the investment is appropriate for the FE Funds (e.g., based on investment strategy). If FEAC determines that such investment is not appropriate for us, the investment will not be allocated to us, but FEAC will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

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

Board of Trustees

Our business and affairs are managed under the direction of the Board of Trustees. The responsibilities of the Board include, among other things, the oversight of our investment activities, oversight over the valuation of our assets, oversight of our financing arrangements and corporate governance activities in accordance with the provisions of the 1940 Act, the Declaration of Trust and applicable provisions of state and other laws. The Advisers will keep the Board well informed as to the Advisers’ activities on our behalf and our investment operations and provide the Board with additional information as the Board may, from time to time, request. Pursuant to our Declaration of Trust, the Board may modify, by amendment to our Bylaws, the number of members of the Board provided the number of Trustees will never be less than two (2), except for a period of up to sixty (60) days after the death, removal or resignation of a Trustee pending the election of such Trustee’s successor. Our Board currently consists of six (6) members, five (5) of whom are not “interested persons,” as determined by our Board (the “Independent Trustees”) in accordance with the standards set forth in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company or the Adviser. In determining independence, the Board reviews and considers such information as it deems appropriate including, among other items, completed Trustee due diligence questionnaires, and may conduct interviews and background checks as appropriate. The Board meets at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established an Audit Committee and a Nominating and Governance Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. Our Board elects our executive officers, who serve at the discretion of the Board.

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

Securities Act of 1933. The Company is offering and selling its Common Shares in a continuous private placement to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act. As a purchaser of the Common Shares in a private placement not registered under the Securities Act, each investor will be required to make customary private placement representations, including that it is acquiring such Common Shares for investment and not with a view to resale or distribution. Further, each investor must be prepared to bear the economic risk of the investment for an indefinite period, since the Common Shares cannot be sold unless they are subsequently registered under the Securities Act or an exemption from such registration is available. The Company has registered a public offering with the SEC to sell up to $5.0 billion of common shares of beneficial interest, par value $0.001, on a continuous basis, which commenced on March 11, 2025.

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

Exemptive Relief. The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. The SEC granted the Advisers an exemptive order that allows us to co-invest in portfolio companies with Affiliated Funds and Proprietary Accounts of FEAC or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions of the Co-Investment Order. Pursuant to the Co-Investment Order, we are permitted to co-invest with Affiliated Funds and/or Proprietary Accounts if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees make certain conclusions in connection with a co-investment transaction, including that:

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

Leverage and Senior Securities; Coverage Ratio. The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to the Common Shares if the Company’s asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On April 28, 2023, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, the Company will be required to make provisions to prohibit any dividend distribution to shareholders or the repurchase of such securities or Common Shares unless the Company meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Company will also be permitted to borrow amounts up to 5% of the value of its total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

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
•
The Advisers’ and their affiliates’ senior management employees have certain conflicts of interest, including with respect to the allocation of investment opportunities.

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

The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with a limited operating history. Although, prior to the commencement of the public offering, the Company offered its Class I shares pursuant to a private offering, prospective investors have a limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objectives, that we will not qualify or maintain our qualification to be treated as a RIC, and the value of a shareholder’s investment could decline substantially or become worthless. Further, the Advisers have not previously managed a non-traded BDC. While we believe that the past professional experiences of FEAC’s investment team managing a publicly traded BDC, including the investment and financial experience of FEAC’s senior management, will increase the likelihood that FEAC will be able to manage the Company successfully, there can be no assurance that this will be the case.

Our Board may amend our Declaration of Trust without prior shareholder approval.

Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by amending, supplementing or restating the Declaration of Trust, including without limitation, to classify the Board, to impose advance notice bylaw provisions for trustee nominations or shareholder proposals, to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature. However, our Declaration of Trust provides that shareholders are entitled to vote upon a proposed amendment to the Declaration of Trust if it would adversely affect the rights of shareholders. Approval of any such amendment requires at least a majority of votes cast by such shareholders at a meeting of shareholders duly called and at which a quorum is present.

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

Typically, we anticipate that our interest earning investments will accrue and pay interest at both variable and fixed rates, and that our interest-bearing liabilities will accrue interest at variable and fixed rates. The benchmarks used to determine the floating rates earned on our interest earning investments are the Secured Overnight Financing Rate (“SOFR”), with maturities that range between one and twelve months, and the alternate base rate, or ABR, (commonly based on the Prime Rate or the Federal Funds Rate), with no fixed maturity date. We use a combination of equity and long-term and short-term borrowings to finance our investment activities and expect that a majority of our investments in debt will be at floating rates with a floor.

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

• An election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser's future base management fees and, because interest payments will then be payable on a larger principal amount, the PIK election also increases the Adviser's future incentive fees on income at a compounding rate. Similarly, all things being equal, the deferral associated with PIK interest also decreases the loan-to-value ratio at a compounding rate. The Advisers may have an incentive to invest in PIK interest securities or elect to defer PIK interest payments in circumstances where they would not have done so but for the opportunity to continue to earn the incentive fee on income even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because the Adviser is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued. In addition, the incentive fee on income generally does not include any realized capital gains or losses or unrealized capital gains or losses.

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

We elected to be taxed for federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify for tax treatment as a RIC under the Code and will not have to pay corporate-level income taxes on income we distribute to our shareholders as dividends, allowing us to substantially reduce or eliminate our corporate-level income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets (less liabilities and indebtedness not represented by senior securities) to total senior securities, which includes all of our borrowings and any preferred shares we may issue in the future, of at least 150% at the time we issue any debt or preferred shares. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred shares and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue Common Shares priced below NAV without shareholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

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

The London InterBank Offered Rate (“LIBOR”) has been discontinued and is no longer considered a representative rate. The market in the U.S. has transitioned to SOFR-based rates as modified, in some cases, by an applicable spread adjustment. The Company's Credit Facility utilizes a SOFR-based reference rate. There is no assurance that SOFR-based rates, as modified by an applicable spread adjustment, will be the economic equivalent of U.S. dollar LIBOR. SOFR-based rates will differ from U.S. dollar LIBOR, and the differences may be material. As a result of the LIBOR discontinuation, interest rates on financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. SOFR-based rates or other alternative reference rates may be an ineffective substitute for LIBOR, resulting in prolonged adverse market conditions for the Company.

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

The economy is subject to periodic downturns that, from time to time, result in recessions or more serious adverse macroeconomic events such as supply chain challenges, labor shortages, heightened interest rates and inflation, foreign currency exchange volatility, and volatility in global capital markets. The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.

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

We may experience risks arising from potential controlled group liability.

Under ERISA and the Code, all members of a group of commonly controlled trades or businesses may be jointly and severally liable for each other’s obligations to any defined benefit pension plans maintained by an entity in the controlled group or to which such entity is obligated to contribute. These obligations may include the obligation to make required pension contributions, the obligation to fund any deficit amount upon pension plan termination and the obligation to pay withdrawal liability owed to an underfunded multiemployer (union-sponsored) plan to which such entity makes contributions if the entity withdraws from such plan. A 2013 U.S. Federal Appeals court decision found that certain supervisory and portfolio management activities of a private equity fund could cause a fund to be considered a trade or business for these purposes, and thus, liable for withdrawal liability owed by a fund’s portfolio company to an underfunded multiemployer plan which covered the employees of the portfolio company. Accordingly, if we invested in a control type investment and if we were found to be engaged in a “trade or business” for ERISA purposes, we and the various entities in which we have a control type investment could be held liable for the defined benefit pension obligations of one or more of such investments.

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

In addition, any Pre-Incentive Fee Net Investment Income Returns may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received. Further, the deferral of interest on a PIK loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan.

The Advisers and their affiliates, senior management and employees have certain conflicts of interest, including with respect to the allocation of investment opportunities.

The Advisers, their senior management, and employees serve or may serve as investment advisers, officers, trustees or principals of entities that operate in the same or a related line of business. In addition, the Advisers and their affiliates may sponsor or manage investment funds, accounts or other investment vehicles with similar or overlapping investment strategies. Any affiliated investment vehicle formed in the future and managed by the Advisers or their affiliates may also invest in asset classes similar to those targeted by us. For example, FEAC may serve as investment adviser to one or more private funds, registered open-end funds, registered closed-end funds, separate managed accounts, BDCs and CLOs. In addition, the Company’s officers may serve in similar capacities for one or more private funds, registered open-end funds, registered closed-end funds, BDCs and CLOs. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our shareholders. In addition, certain of the personnel employed by the Advisers or focused on our business may change in ways that are detrimental to our business. As a result, the Advisers may face conflicts in allocating investment opportunities between us and such other entities. To the extent FEAC and its affiliates determine that an investment is appropriate for the Company and for one or more other funds, the Advisers intend to allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) certain restrictions under the 1940 Act and rules there under regarding co-investments with affiliates, (b) the requirements of the Advisers Act and (c) the Advisers’ internal conflict of interest and allocation policies. Although FEAC will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in such investments. The Company and the Advisers intend to rely on the Co-Investment Order, which permits the Company to, among other things, co-invest with certain other persons, including certain affiliates of the Advisers and certain public or private funds managed by the Advisers and their affiliates, subject to certain terms and conditions.

The 1940 Act imposes significant limits on co-investment with affiliates of the Company, and without an exemptive order the Company generally would not be permitted to co-invest alongside its affiliates in privately negotiated transactions unless the transaction is otherwise permitted under existing regulatory guidance, such as transactions where price is the only negotiated term. The SEC granted the Advisers the Co-Investment Order that allows us to co-invest in portfolio companies with Affiliated Funds and Proprietary Accounts in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. See “Certain Regulatory Matters—Exemptive Relief.” In situations where co-investment with other entities sponsored or managed by the Advisers or their affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, the Advisers will need to decide whether the Company or such other entity or entities will proceed with the investment. The Advisers will make these determinations based on their policies and procedures, which will generally require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time. This reduces the number of transactions in which the Company can participate and makes it more difficult for the Company to implement its investment objective.

There may be conflicts of interest relating to certain affiliates.

The Advisers’ affiliation with Blackstone/Corsair and Napier Park, a wholly owned subsidiary of the Adviser, requires the Advisers to manage conflicts of interest associated with dealings the Company may have with entities owned and/or controlled by Blackstone/Corsair, including, but not limited to, investment advisers, broker-dealers and sponsors of investment funds and limited partnerships, registered commodity trading advisors and/or registered commodity pool operator entities, banking or thrift institutions, insurance companies or agencies. For example, should the Advisers wish to cause the Company to execute portfolio transactions through broker-dealers affiliated with Blackstone/Corsair, the commercial reasonableness of the brokerage compensation associated with those trades would have to be assessed. Moreover, if our assets were deemed “plan assets” within the meaning of ERISA subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code, we would be required to avoid certain transactions with issuers owned in significant part by Blackstone/Corsair because of prohibitions under ERISA and Section 4975 of the Code. Other dealings may be more completely restricted. For example, the Company may not be able to buy or sell property directly to or from Napier Park, Blackstone/Corsair or their associated accounts. There also may be limits on participation in underwritings or other securities offerings by Napier Park, Blackstone/Corsair or their associated funds, accounts or portfolio companies. FEAC may also compete with its affiliates, including Napier Park or Blackstone/Corsair, for potential investments. The breadth of these affiliations at times may require the Company to abstain from or restructure an otherwise attractive investment opportunity. In addition, from time to time, clients of Napier Park are investors in clients of FEAC and will pay customary fees or expenses as investors therein. While not currently expected, in the future FEAC may determine to enter into, or modify, its fee arrangements with Napier Park clients.

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

Our business may in the future require a substantial amount of capital. We may acquire additional capital from the issuance of senior securities (including debt and preferred shares) or the issuance of additional Common Shares. However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations. As of December 31, 2024, we had $325.6 million outstanding under our Credit Facility.

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

A credit facility under which we may borrow may impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew any such debt facilities or to add new or replacement debt facilities or to issue additional debt securities or other evidence of indebtedness could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2024, we had $325.6 million outstanding under our Credit Facility. We may, in the future, increase the size of the Credit Facility, enter into one or more additional credit facilities, or issue debt securities or other evidence of indebtedness (although there can be no assurance that we will be successful in doing so).

The following table illustrates the effect of leverage on returns from an investment in our Common Shares assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding Return to Common Shareholders (2)	-33.10%	-21.59%	-10.08%	1.43%	12.94%
(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2024. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2024.
(2)
Assumes $691.4 million in total assets, $325.6 million in debt outstanding and $300.3 million in net assets as of December 31, 2024 and an effective interest rate for the year ended December 31, 2024 of 9.39%.

Based on our outstanding indebtedness of $325.6 million as of December 31, 2024 and the effective annual interest rate of 9.39% as of that date, our investment portfolio would have been required to experience an annual return of at least 4.42% to cover annual interest payments on the outstanding debt.

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

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Debt” for a discussion of the material terms of the Company’s existing Credit Facility.

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

From time to time, we may hold a portion of our investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including risks similar to those associated with a direct investment in a portfolio company, the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with those of the Company, the risk that a joint venture partner may be in a position to take action contrary to the Company’s objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. Our ability to exercise control or significant influence over management in these cooperative efforts will depend upon the nature of the joint venture arrangement, and certain joint venture arrangements may pose risks of impasse if no single party controls the joint venture, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners. In addition, we may, in certain cases, be liable for actions of our joint venture partners. The joint ventures in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to the Company, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act. If an investment in an unconsolidated joint venture were to be consolidated for any reason, the leverage of such joint venture could impact our ability to maintain the minimum coverage ratio of total assets to total borrowings and other senior securities required under the 1940 Act, which have an effect on our operations and investment activities. See “—When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.”

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

Economic problems in a single country are increasingly affecting other markets and economies, and a continuation of this trend could adversely affect global economic conditions and world markets. Uncertainty and volatility in the financial markets and political systems of the U.S. or any other country, including volatility as a result of the ongoing conflicts between Russia and Ukraine and in the Middle East and the rapidly evolving measures in response, may have adverse spill-over effects into the global financial markets generally. Moreover, a recession, slowdown and/or a sustained downturn in the U.S. or global economy (or any particular segment thereof) will have a pronounced impact on the Company and could adversely affect the Company’s profitability and impair the Company’s ability to effectively deploy its capital or realize upon portfolio investments on favorable terms and may have an adverse impact on the business and operations of the Company. The Advisers may also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry of the U.S. and/or global economies. Any of the foregoing events could result in substantial or total losses to the Company in respect of certain or all portfolio investments, which such losses will likely be exacerbated by the presence of leverage in the Company’s capital structure. An economic downturn could adversely affect the financial resources of the Company’s portfolio companies, which could impede their ability to perform under or refinance their existing obligations and their ability to make principal and interest payments on, or refinance, outstanding debt when due. In the event of such defaults, whereby portfolio companies default under the Company’s loans to them, the Company could lose both invested capital in, and anticipated profits from, the affected portfolio companies. Such marketplace events may also impact the availability and terms of financing for leveraged transactions. Private equity investors have recently been required to finance transactions with a greater proportion of equity relative to prior periods and the terms of debt financing are significantly less flexible for borrowers compared to prior periods. These developments may impair the Company’s ability to consummate transactions and may cause the Company to enter into transactions on less attractive terms than those executed by other First Eagle funds.

Any of the foregoing events could result in substantial or total losses to the Company in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a portfolio company’s capital structure.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

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

Because our Common Shares are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our Common Shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

If the Company’s assets are deemed “plan assets” for purposes of ERISA and Plan Asset Regulations, the Company could be subject to significant restrictions and additional risks.

We intend to conduct our affairs so that the Company’s assets should not be deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” (each within the meaning of Section 3(42) of ERISA). If, notwithstanding our intent, the assets of the Company were deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” under ERISA (a “Benefit Plan Investor”), this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company; (ii) the possibility that certain transactions in which the Company has entered into in the ordinary course of business constitute non-exempt “prohibited transactions” under Title I of ERISA and/or Section 4975 of the Code, and may have to be rescinded; (iii) our management, as well as various providers of fiduciary or other services to us (including the Advisers), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise “parties in interest” (within the meaning of ERISA) or “disqualified persons” (within the meaning of Section 4975 of the Code) for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iv) as a result of the Advisers’ affiliation with Blackstone/Corsair and Napier Park, we would be restricted from engaging in transactions with issuers owned in significant part by Blackstone/Corsair or Napier Park.

If a prohibited transaction occurs for which no exemption is available, the Advisers and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii)reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each “disqualified person” (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100% of the amount involved in the prohibited transaction. The fiduciary of a Benefit Plan Investor who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of the Benefit Plan Investor’s investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Advisers. With respect to a Benefit Plan Investor that is an individual retirement account (“IRA”) that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, could cause the IRA to lose its tax-exempt status.

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

Prospective investors should carefully review the matters discussed under “Certain ERISA Considerations” in the Company’s registration statement and should consult with their own advisors as to the consequences of making an investment in the Company.

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

Shareholders may experience dilution.

All distributions declared in cash payable to shareholders that are participants in our dividend reinvestment plan (“DRP”) will generally be automatically reinvested in our Common Shares. As a result, shareholders that do not participate in our DRP may experience dilution over time. Upon the commencement of the public offering, investors and clients of certain participating brokers in states that do not permit automatic enrollment in our DRP will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares.

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

Item 4. Mine Safety Disclosures.

None.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is offering and selling its Common Shares in a continuous private placement to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act. The Company has registered a public offering with the SEC to sell up to $5.0 billion of common shares of beneficial interest, par value $0.001, on a continuous basis, which commenced on March 11, 2025. On January 10, 2025, we were granted exemptive relief from the SEC that permits us to offer to sell any combination of three classes of common shares, Class S shares, Class D shares and Class I shares, in a public offering. The share classes will have different ongoing shareholder servicing and/or distribution fees. Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares.

As of March 14, 2025, there were 4 holders of record of our common stock.

The Company has implemented a share repurchase program under which, at the discretion of the Board, the Company may repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. For the avoidance of doubt, such target amount is assessed each calendar quarter. The Board may amend or suspend the share repurchase program at any time (including to offer to purchase fewer shares) if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of its shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board intends to reinstate the share repurchase program when appropriate and subject to our Board’s duties to the Company. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act, and the 1940 Act. All Common Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares.

During the year ended December 31, 2024, 20,259 Common Shares were repurchased under the Company’s share repurchase program.

The following table presents the share repurchases completed during the year ended December 31, 2024 (dollar amounts in thousands):

Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
November 29, 2024	20,259	0.2%	$24.21	December 31, 2024	$490	—
(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amounts shown net of Early Repurchase Deduction.
(3)
All repurchase requests were satisfied in full.

As of December 31, 2024, the Company had received capital commitments totaling $302.7 million. On April 28, 2023, the Adviser purchased 4,000 shares of the Company’s Common Shares with an aggregate offering price of $0.1 million. On June 28, 2023, the Company provided the investors with a capital drawdown notice relating to the sale of 2,052,000 of the Company’s Common Shares on July 10, 2023 with an aggregate offering price of $51.3 million. On September 22, 2023, the Company provided the investors with a capital drawdown notice relating to the sale of 8,310,798 of the Company’s Common Shares on October 6, 2023 with an aggregate offering price of $201.3 million. On February 16, 2024, the Company provided the investors with a capital drawdown notice relating to the sale of 2,058,460 of the Company’s Common Shares on March 1, 2024 with an aggregate offering price of $50.0 million. After the capital drawdowns, the Company had no uncalled capital commitments. On December 1, 2024, investors purchased 2,021 shares of the Company’s Common Shares with an aggregate offering price of $49 thousand.

Item 6. Reserved

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

Overview

The Company is a Delaware statutory trust formed on October 20, 2021 to act as a non-diversified, closed-end management investment company. On May 31, 2023, the Company elected to be regulated as a BDC under the 1940 Act. In addition, the Company has elected to be treated as a RIC under Subchapter M of the Code and expects to qualify as a RIC annually.

The Company is offering and selling its common shares of beneficial interest, par value $0.001 per share (the “Common Shares”) in a continuous private placement (the “Private Offering”) to (i) accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act. The Company has registered a public offering with the Securities and Exchange Commission (“SEC”) to sell up to $5.0 billion of common shares of beneficial interest, par value $0.001, on a continuous basis, but has not yet commenced a public offering. On January 10, 2025, the Company was granted exemptive relief by the SEC that will permit the Company to offer multiple classes of Common Shares in the public offering.

The Company commenced its loan origination process and investment activities contemporaneously with the initial closing (excluding the initial seed capital investment made by the Adviser) of the Private Offering of its Common Shares on June 12, 2023 (the “Initial Closing”) and commenced operations following its first capital call on July 10, 2023 (the “Commencement of Operations”).

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

The Company will bear all other costs and expenses of the Company’s operations, administration and transactions. Our primary operating expenses include the payment of base management fees and incentive fees to the Adviser pursuant to the Advisory Agreement, the payment of fees to the Administrator for the Company’s allocable portion of compensation and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, interest expense on borrowing, and other operating costs. Refer to Note 3—“Agreements and Related Party Transactions” in the Notes to the Consolidated Financial Statements for additional information on our Advisory Agreement and Administration Agreement.

Portfolio and Investment Activity

For the year ended December 31, 2024, the Company made new investments in 159 new portfolio companies, and ended the year with an aggregate principal commitment amount of $727.5 million (including $66.0 million of unfunded commitments), all of which was first lien debt.

The following summarizes our investment activity (information presented is at cost unless otherwise indicated) (dollar amounts in thousands):

As of and For the Year Ended December 31, 2024
Investments:
Total investments, beginning of period	$70,684
New investments purchased	669,747
Net accretion of discount on investments	1,339
Net realized gain (loss) on investments	(1,571)
Investments sold or repaid	(86,499)
Total investments, end of period	653,700
Amount of investments funded at principal:
First lien debt	$661,468
Warrants	77
Total portfolio investments	$661,545

	December 31, 2024	December 31, 2023
Number of portfolio companies	161	21
Weighted average yield on debt and income producing investments, at cost (1)	9.47%	11.22%
Weighted average yield on debt and income producing investments, at fair value (1)	9.45%	11.20%
Average loan to value (LTV) (2)	35.40%	32.54%
Percentage of debt investments bearing a floating rate, at fair value	100.00%	100.00%
Percentage of debt investments bearing a fixed rate, at fair value	0.00%	0.00%
Percentage of assets on non-accrual, at amortized cost (3)	0.06%	0.00%
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
(2)
Average loan-to-value represents the net ratio of loan-to-value for each private debt portfolio company, weighted based on the fair value of each respective investment. This calculation includes all private debt investments for which fair value is determined by our Valuation Designee and excludes quoted assets and asset-based loan (“ABL”) investments. Loan-to-value is calculated as the current total net debt through each respective loan tranche divided by the estimated enterprise value of the portfolio company. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
(3)
As a percentage of total amortized cost of investments. Assets on non-accrual represented 0.08% of total fair value of investments as of December 31, 2024. There were no investments on non-accrual as of December 31, 2023.

As of December 31, 2024 and December 31, 2023, our portfolio companies had a weighted average annual adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of approximately $39.4 million and $48.3 million, respectively. Amounts are weighted based on fair value of each respective investment. These calculations include all private debt investments for which fair value is determined by the Valuation Designee and excludes quoted assets and ABL investments, as well as companies with negative or de minimus EBITDA. Amounts were derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

The following is a summary of the industry classifications in which we invested as of December 31, 2024 and December 31, 2023 (dollar amounts in thousands):

December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$8,288	$8,329	1.27%	2.77%
Air Freight & Logistics	15,187	15,401	2.35	5.13
Automobile Components	13,153	13,112	2.00	4.37
Building Products	6,571	6,646	1.02	2.21
Chemicals	17,581	17,568	2.69	5.86
Commercial Services & Supplies	25,280	25,283	3.87	8.42
Communications Equipment	2,000	1,995	0.31	0.66
Construction & Engineering	3,847	3,791	0.58	1.26
Containers & Packaging	11,304	11,393	1.74	3.79
Diversified Consumer Services	22,514	22,643	3.46	7.54
Diversified Telecommunication Services	8,859	8,943	1.37	2.98
Electrical Equipment	11,337	11,360	1.74	3.78
Electronic Equipment, Instruments & Components	1,975	1,968	0.29	0.66
Entertainment	8,856	8,941	1.37	2.98
Financial Services	52,403	52,495	8.03	17.48
Food Products	8,376	8,492	1.30	2.83
Ground Transportation	12,014	12,084	1.85	4.02
Health Care Equipment & Supplies	9,946	9,943	1.52	3.31
Health Care Providers & Services	77,579	75,647	11.57	25.19
Health Care Technology	17,730	18,082	2.77	6.02
Hotels, Restaurants & Leisure	11,708	11,788	1.80	3.92
Household Durables	12,390	12,531	1.92	4.17
Insurance	29,423	29,560	4.52	9.84
IT Services	8,947	9,011	1.38	3.00
Machinery	37,197	37,096	5.67	12.35
Media	8,061	8,147	1.25	2.71
Metals & Mining	2,012	2,010	0.31	0.67
Oil, Gas & Consumable Fuels	1,000	1,003	0.14	0.33
Passenger Airlines	5,380	5,404	0.83	1.80
Personal Care Products	2,000	2,016	0.31	0.67
Pharmaceuticals	19,048	18,992	2.90	6.32
Professional Services	68,395	68,543	10.48	22.82
Real Estate Management & Development	13,579	13,555	2.07	4.51
Software	61,199	61,338	9.38	20.42
Specialty Retail	13,328	13,470	2.06	4.49
Textiles, Apparel & Luxury Goods	6,795	6,833	1.05	2.28
Trading Companies & Distributors	14,474	14,534	2.22	4.85
Wireless Telecommunication Services	3,965	3,978	0.61	1.32
	$653,701	$653,925	100.00%	217.73%

December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Commercial Services & Supplies	$7,500	$7,508	10.59%	2.99%
Construction & Engineering	2,199	2,197	3.10	0.87
Diversified Consumer Services	5,051	5,059	7.14	2.01
Financial Services	1,774	1,807	2.55	0.72
Health Care Facilities	9,467	9,465	13.35	3.76
Health Care Providers & Services	15,511	15,665	22.10	6.22
Household Durables	6,800	6,796	9.59	2.70
IT Services	954	955	1.35	0.39
Oil, Gas & Consumable Fuels	7,544	7,533	10.63	2.99
Passenger Airlines	2,970	3,010	4.25	1.20
Professional Services	5,392	5,372	7.58	2.13
Software	3,786	3,783	5.34	1.50
Textiles, Apparel, & Luxury Goods	1,736	1,733	2.43	0.69
Total	$70,684	$70,883	100.00%	28.17%

The following is a summary of the asset type breakdown of our investment portfolio as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Direct Lending (1)	$172,747	$173,174	26.48%	57.66%
Club Loans (2)	130,382	130,482	19.96	43.44
Syndicated Loans (3)	350,572	350,269	53.56	116.63
Total	$653,701	$653,925	100.00%	217.73%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Direct Lending (1)	$29,232	$29,145	41.12%	11.58%
Club Loans (2)	28,076	28,066	39.59	11.15
Syndicated Loans (3)	13,376	13,672	19.29	5.44
Total	$70,684	$70,883	100.00%	28.17%

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

As of December 31, 2024 and December 31, 2023, ABL investments represented 3.4% and 21.4%, respectively, of the total fair market value of all of our investments.

Direct Lending

As of December 31, 2024 and December 31, 2023, the Direct Lending portfolio had the following characteristics:

	December 31, 2024	December 31, 2023
Weighted average spread (1)	5.85%	6.60%
Average EBITDA (2)	$24.4	$22.4
Average LTV (3)	34.34%	40.50%
Average Leverage Ratio (4)	3.4x	3.7x

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

FEAC monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Adviser, the Subadviser and the Board review these investment scores on a quarterly basis. Our average portfolio company investment score was 1.87 and 1.96 at December 31, 2024 and December 31, 2023, respectively. The following is a distribution of the investment scores of our portfolio companies at December 31, 2024 and December 31, 2023 (dollar amounts in thousands):

	As of December 31, 2024				As of December 31, 2023
Risk Rating	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio
1	$33,911	5.19%	$33,601	5.14%	$2,793	3.94%	$2,778	3.93%
2	594,479	90.91	592,448	90.63	68,090	96.06	67,906	96.07
3	22,215	3.40	24,519	3.75	—	—	—	0.00
4	3,320	0.50	3,133	0.48	—	—	—	0.00
5	—	—	—	0.00	—	—	—	0.00
	$653,925	100.00%	$653,701	100.00%	$70,883	100.00%	$70,684	100.00%

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2024, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.08%, respectively. As of December 31, 2023, we had no loans on non-accrual status.

Recent Developments

On March 3, 2025, First Eagle Holdings, Inc. announced a definitive agreement under which funds managed by Genstar Capital will make a majority investment in First Eagle Holdings, Inc. First Eagle Holdings, Inc. is the parent company to the Advisers, Genstar Capital is a private equity firm focused on investments in targeted segments of the financial services, healthcare, industrials, and software industries.

The transaction will involve the buyout of all interests in First Eagle Holdings, Inc. currently held by funds indirectly controlled by Blackstone Inc. and Corsair Capital LLC and certain related co-investors. The transaction is expected to be completed in the second half of 2025, subject to customary closing conditions, including obtaining necessary fund and client consents and customary regulatory approvals.

As required under the 1940 Act, closing of the transaction will be deemed an “assignment” of the current investment advisory agreement between the Company and the Adviser, and the current subadvisory agreement between the Company, the Adviser and the Subadviser, which will result in automatic termination of the agreements. It is anticipated that the Board will consider a new substantially identical investment advisory agreement with FEIM and a new substantially identical subadvisory agreement with FEAC (together, the “New Advisory Agreements”). If approved by the Board, the New Advisory Agreements will be presented to the shareholders of the Company for approval, and, if so approved by shareholders, will take effect upon closing of the transaction or such later time as shareholder approval is obtained.

The transaction is not expected to result in any change in the portfolio management of the Company or in the Company's investment objectives or policies.

On March 12, 2025, Telmo Martins notified the Company of his intent to resign from his position as Chief Compliance Officer of the Company, effective as of April 30, 2025. Mr. Martins’ decision to resign from the Company was not due to a disagreement on any matter related to the Company's operations, policies or practices.

Results of Operations

The following table represents our operating results (1) (in thousands):

	For the Year Ended December 31, 2024	For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Operating Results
Total investment income	$42,115	$4,447
Net expenses, including excise tax	16,245	4,434
Net unrealized appreciation (depreciation)	26	199
Net realized gain (loss)	(1,571)	—
Net increase (decrease) in net assets resulting from operations	$24,325	$212

(1) As we commenced operations on July 10, 2023, no income was earned prior to July 10, 2023. No comparative variance analysis was performed for the year ended December 31, 2024 and the period April 28, 2023 (initial capitalization) through December 31, 2023 (“Prior Year Reporting Period”). Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets. As a result, quarterly and year-to-date comparisons of operating results may not be meaningful.

Investment Income

The composition of our investment income was as follows (in thousands):

	For the Year Ended December 31, 2024	For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Investment Income
Interest income	$36,607	$1,023
Dividend income	4,004	3,213
Other income	1,504	211
Total investment income	$42,115	$4,447

For the year ended December 31, 2024, total investment income was $42.1 million driven by our deployment of capital, as well as dividend income earned on our cash equivalents. The size of our investment portfolio at fair value was $653.9 million as of December 31, 2024, with a weighted average yield of 9.5%.

For the Prior Year Reporting Period ended December 31, 2023, total investment income was $4.4 million driven by our deployment of capital, as well as dividend income earned on our cash equivalents. The size of our investment portfolio at fair value was $70.9 million as of December 31, 2023, with a weighted average yield of 11.2%.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	For the Year Ended December 31, 2024	For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Operating Expenses
Interest expense	$12,292	$888
Administrator expense	1,642	769
Base management fees	3,617	683
Organization costs	—	1,166
Amortization of continuous offering costs	1,951	374
Other Expenses	2,878	1,228
Income based incentive fee	2,678	—
Capital gains incentive fee	(25)	25
Total operating expenses	25,033	5,133
Management fees waiver	(3,617)	(683)
Incentive fee waiver	(2,653)	(25)
Expense support	(2,585)	—
Total expenses, net of fee waivers	$16,178	$4,425

For the year ended December 31, 2024 and the Prior Year Reporting Period ended December 31, 2023, total expenses, net of expense support and fee waivers, were $16.2 million and $4.4 million, respectively.

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) of $12.3 million for the year ended December 31, 2024 was driven by $161.3 million of average borrowings (at an average coupon interest rate of 7.93%) under our Credit Facility.

For the Prior Year Reporting Period ended December 31, 2023, the Company incurred $0.9 million of interest expense.

Base Management Fees

For the year ended December 31, 2024, base management fees were $3.6 million. Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

For the Prior Year Reporting Period ended December 31, 2023, base management fees were $0.7 million.

The Adviser has waived base management fees through June 30, 2025.

Income Based Incentive Fees

For the year ended December 31, 2024, income based incentive fees were $2.7 million.

There were no income based incentive fees for the Prior Year Reporting Period ended December 31, 2023.

The Adviser has waived income based incentive fees through June 30, 2025.

Capital Gains Incentive Fees

For the year ended December 31, 2024, the Company reversed accrued capital gains incentive fees from the prior year of ($25) thousand.

For the Prior Year Reporting Period ended December 31, 2023, the Company accrued capital gains incentive fees of $25 thousand.

The Adviser has waived capital gains incentive fees through June 30, 2025.

The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

Other Expense

Organization costs and offering costs include expenses incurred in our initial formation and our continuous offering. Administrator expenses include fees due to the Administrator under the Administration Agreement, including the Company’s allocable portion of the salaries of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for the Company. Other expenses include professional fees (legal, audit and tax services), trustee fees, accounting and sub-administration fees, custodian fees, printing fees and other costs.

Total other expenses were $6.5 million for the year ended December 31, 2024, primarily comprised of $1.6 million of administrator expense, $2.0 million of offering costs and $1.5 million of professional fees.

Total other expenses were $3.5 million for the Prior Year Reporting Period ended December 31, 2023, primarily comprised of $0.8 million of administrator expense, $0.4 million of offering costs, $1.2 million of organization costs and $0.6 million of professional fees.

Income Taxes, Including Excise Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from corporate-level U.S. federal income taxes on the distributed income. The Company will be subject to U.S. federal income tax at regular corporate rates on any income or capital gain not distributed to our shareholders.

Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on the excess of such taxable income that was required to be distributed over actual distributions for such tax year. To the extent that we determine that our estimated current year annual required distributions will be in excess of estimated dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.

For the year ended December 31, 2024 and the Prior Year Reporting Period ended December 31, 2023, we accrued $67 thousand and $9 thousand, respectively, of U.S. federal excise tax.

Net Realized Gains and Losses Investments

For the year ended December 31, 2024, the Company had net realized losses on investments of ($1.6) million from the full or partial sale or restructurings of our debt investments.

For the Prior Year Reporting Period ended December 31, 2023, the Company had no full or partial exits of investment and recognized no realized gains or losses on investment activity.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized, if any.

For the year ended December 31, 2024, the Company had net unrealized appreciation on investments of $26 thousand.

For the Prior Year Reporting Period ended December 31, 2023, the Company had net unrealized appreciation on investments of $199 thousand.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase (decrease) in net assets resulting from operations totaled $24.3 million, or $2.01 per common share based on a weighted average of 12,088,057 outstanding shares for the year ended December 31, 2024.

Net increase (decrease) in net assets resulting from operations totaled $0.2 million, or $0.05 per common share based on a weighted average of 4,367,466 outstanding shares for the Prior Year Reporting Period ended December 31, 2023.

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

As of December 31, 2024 and December 31, 2023, we had $21.3 million and $183.4 million, respectively, in cash and cash equivalents. Additionally, as of December 31, 2024, we had $325.6 million of borrowings outstanding and $24.4 million available for additional borrowings under the Credit Facility, subject to borrowing base availability. As of December 31, 2023, we had no borrowings outstanding and $350.0 million available for additional borrowings under the Credit Facility, subject to borrowing base availability. See “Debt” below for additional information.

We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of December 31, 2024, our asset coverage ratio was 192.2%.

Cash Flows

For the year ended December 31, 2024 and the Prior Year Reporting Period ended December 31, 2023, our operating activities used cash of $510.8 million and $65.2 million, respectively, primarily in connection with the purchase of portfolio investments and payment of Company expenses.

For the year ended December 31, 2024 and the Prior Year Reporting Period ended December 31, 2023, our financing activities included proceeds of $50.0 million and $252.7 million, respectively, from the issuance of Common Shares, and $330.6 million and $0, respectively, from borrowings under our Credit Facility. Additionally, our financing activities included the payment of $22.7 million and $1.2 million, respectively, for distribution payments, $2.9 million and $1.1 million, respectively, for offering costs and $1.3 million and $1.7 million, respectively, for financing costs.

Share Issuances

On March 1, 2024, pursuant to a capital drawdown notice to its investors, the Company issued and sold 2,058,460 Common Shares for an aggregate offering price of $50.0 million. After the capital drawdowns, the Company had no uncalled capital commitments.

On December 1, 2024, investors purchased 2,021 Common Shares for an aggregate offering price of $49 thousand.

The following table summarizes the issuance of shares pursuant to subscription agreements during the year ended December 31, 2024 (dollar amounts in thousands):

Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
March 1, 2024	2,058,460	$50,000
December 1, 2024	2,021	$49
Total	2,060,481	$50,049

During the year ended December 31, 2024, the Company also issued 321 shares for an aggregate value of $8 under the Company’s dividend reinvestment plan.

Share Repurchases:

The Company has implemented a share repurchase program under which, at the discretion of the Board, the Company may repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter.

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

During the year ended December 31, 2024, 20,259 shares were repurchased. There were no share repurchases completed during the Prior Year Reporting Period ended December 31, 2023.

The following table presents the share repurchases completed during the year ended December 31, 2024 (dollar amounts in thousands):

Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
November 29, 2024	20,259	0.2%	$24.21	December 31, 2024	$490	—

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) Amounts shown net of Early Repurchase Deduction.

(3) All repurchase requests were satisfied in full.

Distributions and Distribution Reinvestment

The following table presents distributions that were declared and payable during the year ended December 31, 2024 and the Prior Year Reporting Period ended December 31, 2023 (dollar amount in thousands):

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For Calendar Year 2024
February 5, 2024	February 6, 2024	February 27, 2024	$0.120	$1,244
February 29, 2024	February 29, 2024	March 26, 2024	$0.120	$1,244
March 28, 2024	March 28, 2024	April 26, 2024	$0.120	$1,491
April 30, 2024	April 30, 2024	May 29, 2024	$0.120	$1,491
May 29, 2024	May 31, 2024	June 29, 2024	$0.155	$1,924
June 26, 2024	June 28, 2024	July 29, 2024	$0.180	$2,239
July 29, 2024	July 31, 2024	August 28, 2024	$0.210	$2,609
August 28, 2024	August 30, 2024	September 26, 2024	$0.210	$2,609
September 29, 2024	September 30, 2024	October 29, 2024	$0.210	$2,609
October 30, 2024	October 31, 2024	November 26, 2024	$0.210	$2,609
November 27, 2024	November 29, 2024	December 27, 2024	$0.210	$2,609
December 31, 2024	December 31, 2024	January 30, 2025	$0.205	$2,548
				$25,226
For Calendar Year 2023
December 20, 2023	December 20, 2023	December 28, 2023	$0.120	$1,244
				$1,244

With respect to distributions, we have adopted an “opt out” distribution reinvestment plan for shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the distribution reinvestment plan will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. Upon the commencement of the public offering, investors and clients of certain participating brokers in states that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

Debt

On September 22, 2023, First Eagle Private Credit Fund SPV, LLC (the “SPV”), a wholly-owned financing subsidiary of the Company, as borrower, the Company, as transferor, and FEPC Fund Servicer, LLC, an affiliate of the Company, as servicer, entered into a $350,000 senior secured revolving credit facility, as amended (the “Credit Facility”) with Morgan Stanley Bank, N.A., as initial lender, certain other lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as account bank and collateral custodian, and FEPC Fund Servicer, LLC, a wholly-owned subsidiary of the Company, as servicer under the Credit Facility.

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

On November 7, 2024, the SPV entered into the third amendment to the loan and servicing agreement (“Third Amendment”), amending the Credit Facility. The Third Amendment (i) reduces the spread to 2.55% per annum during the revolving period and 3.05% per annum during the amortization period; (ii) amends the 5% PIK loan concentration limitation component of the borrowing base to exclude from the concentration limitation PIK loans with a minimum cash spread of at least 5% paid quarterly; (iii) increases the minimum utilization amount to be 75% of the commitments under the Credit Facility; and (iv) resets as of the Third Amendment date the time period the prepayment premium is due in connection with reducing or terminating commitments under the Credit Facility.

The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 75% of the principal balance of its eligible portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 65%. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through September 22, 2026. The Credit Facility has a minimum utilization requirement (“Minimum Utilization”) of 35% of the facility amount (following a nine-month ramp-up period through September 21, 2024). The Minimum Utilization increased to 65% from September 22, 2024 and increased again to 75% from November 7, 2024 through the end of the revolving period. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The SPV’s obligations under the Credit Facility are secured by a first priority security interest in substantially all of the assets of the SPV, including its portfolio of investments, and the Company’s equity interest in the SPV. As of December 31, 2024, the Company held 120 investments with a total fair market value of $505.1 million in the SPV as collateral for the Credit Facility. As of December 31, 2024, the Company had $325.6 million of borrowings outstanding under the Credit Facility. As of December 31, 2023, the Company held 17 investments with a total fair market value of $51.0 million in the SPV as collateral for the Credit Facility. As of December 31, 2023, the Company had no outstanding borrowings under the Credit Facility.

The Credit Facility has a scheduled maturity date of September 22, 2028, or earlier in accordance with the terms of the Credit Facility. Borrowings under the Credit Facility bear interest initially at the annual rate of three month SOFR plus a spread. The initial spread through November 6, 2024 was 3.05% per annum for term SOFR advances, reducing to 2.55% per annum for term SOFR advances from November 7, 2024 through the end of the revolving period, and 3.05% per annum during the amortization period. Additionally, the SPV pays a fee of 0.15% per annum on the notional loan amount of $350 million, a minimum utilization fee of 2.55% on the Minimum Utilization less any outstanding borrowings if outstanding borrowings are less than the Minimum Utilization, and an unused fee of 0.60% per annum on the difference between the total facility amount and the greater of the Minimum Utilization or total outstanding borrowings.

The components of interest expense were as follows (dollar amounts in thousands):

	For the Year Ended December 31, 2024		For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Borrowing interest expense	$9,698		$—
Borrowing administration fees	534		148
Facility unused fees	1,445		589
Amortization of financing costs	615		151
Total interest expense	$12,292		$888
Average Debt Outstanding	161,319	(1)	—
Average Stated Interest Rate	7.93%	(1)	—

(1) Average for the period of March 29, 2024 (initial draw down on the Credit Facility) through December 31, 2024.

Commitments and Contingencies and Off-Balance Sheet Arrangements

As of December 31, 2024 and December 31, 2023, we had outstanding commitments to fund revolving lines of credit or delayed draw investments with an aggregate principal amount of $66.0 million and $14.9 million, respectively.

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

U.S. Federal Income Taxes, Including Excise Tax

The Company has elected to be treated as a RIC under Subchapter M of the Code, and intends to operate in a manner so as to continue to qualify each year as a RIC under the Code. So long as the Company maintains its tax treatment as a RIC, it will not be subject to corporate-level federal income tax on the portion of its ordinary income and capital gains distributed to shareholders as dividends.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2024 was to remain constant and that we took no actions to alter our existing interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollar amounts in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$29,491	$(7,004)	$22,487
Up 200 basis points	22,876	(4,668)	18,208
Up 100 basis points	16,260	(2,332)	13,928
Down 100 basis points	3,029	2,340	5,369
Down 200 basis points	(3,586)	4,676	1,090
Down 300 basis points	(10,171)	7,012	(3,159)

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm - PCAOB ID 238
Consolidated Financial Statements:	77
Consolidated Statement of Assets and Liabilities as of December 31, 2024 and December 31, 2023	77
Consolidated Statement of Operations for the year ended December 31, 2024 and for the period April 28, 2023 (initial capitalization) through December 31, 2023	78
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2024 and for the period April 28, 2023 (initial capitalization) through December 31, 2023	79
Consolidated Statement of Cash Flows for the year ended December 31, 2024 and for the period April 28, 2023 (initial capitalization) through December 31, 2023	80
Consolidated Schedule of Investments as of December 31, 2024 and December 31, 2023	81

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of First Eagle Private Credit Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of First Eagle Private Credit Fund and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2024 and for the period from April 28, 2023 (initial capitalization) through December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2024 and for the period from April 28, 2023 (initial capitalization) through December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the custodians, transfer agents and brokers; when replies were not received from brokers, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers

Boston, Massachusetts

March 14, 2025

We have served as the Company’s auditor since 2023.

First Eagle Private Credit Fund

Consolidated Statement of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost of: $653,701 and $70,684, respectively)	$653,925	$70,883
Cash and cash equivalents	21,319	183,395
Interest and dividends receivable	4,247	1,654
Deferred financing costs	2,282	2,897
Deferred offering costs	1,968	978
Receivable for investments sold or repaid	5,019	13
Prepaid expenses and other assets	51	58
Due from Adviser	2,585	—
Total assets	$691,396	$259,878

LIABILITIES
Credit facility	325,600	—
Payable for investments purchased	55,343	4,750
Distributions payable	2,548	—
Offering costs payable	311	275
Due to affiliates	138	—
Financing costs payable	—	1,313
Accrued professional fees	577	444
Accrued administration expense	469	547
Accrued expenses and other liabilities	692	145
Accrued interest and other borrowing costs	5,384	736
Total liabilities	$391,062	$8,210
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.001 (unlimited shares authorized, 12,407,361 and 10,366,818 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	12	$10
Paid-in capital in excess of par value	300,733	252,307
Distributable earnings (accumulated losses)	(411)	(649)
Total net assets	$300,334	$251,668
Net asset value per share	$24.21	$24.28

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31, 2024	For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$36,607	$1,023
Dividend income	4,004	3,213
Other income	1,504	211
Total investment income	42,115	4,447
Expenses:
Interest expense	12,292	888
Administration expense	1,642	769
Base management fees	3,617	683
Organization costs	—	1,166
Amortization of continuous offering costs	1,951	374
Trustees’ fees	477	277
Professional fees	1,484	613
Other general and administrative expenses	917	338
Income-based incentive fee	2,678	—
Capital gains incentive fee	(25)	25
Total expenses before excise tax	25,033	5,133
Management fees waiver	(3,617)	(683)
Incentive fees waiver	(2,653)	(25)
Expense support	(2,585)	—
Net expenses before excise tax	16,178	4,425

Net investment income (loss) before excise tax	25,937	22
Excise tax expense	67	9
Net investment income (loss) after excise tax	25,870	13

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	(1,571)	—
Net realized gain (loss)	(1,571)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	26	199
Net change in unrealized appreciation (depreciation)	26	199
Net realized and unrealized gain (loss)	(1,545)	199
Net increase (decrease) in net assets resulting from operations	$24,325	$212

Per share information - basic and diluted:
Net investment income (loss) after excise tax per share (basic and diluted)	$2.14	$0.00
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$2.01	$0.05
Distributions declared per share	$2.07	$0.12
Weighted average shares outstanding (basic and diluted)	12,088,057	4,367,466

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Changes in Net Assets

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, April 28, 2023	—	$—	$—	$—	$—
Operations:
Net investment income after excise tax	—	—	—	13	13
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	199	199
Net increase (decrease) in net assets resulting from operations	—	—	—	212	212
Shareholder distributions:
Distributions to shareholders	—	—	—	(1,244)	(1,244)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(1,244)	(1,244)
Capital Share Transactions:
Common shares issued from reinvestment of distributions (1)	20	—	—	—	—
Issuance of shares	10,366,798	10	252,690	—	252,700
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(383)	383	—
Net increase (decrease) in net assets resulting from operations	10,366,818	10	252,307	383	252,700
Net increase (decrease) for the period	10,366,818	10	252,307	(649)	251,668
Balance, December 31, 2023	10,366,818	$10	$252,307	$(649)	$251,668
Operations:
Net investment income after excise tax	—	—	—	25,870	25,870
Net realized gain (loss)	—	—	—	(1,571)	(1,571)
Net change in unrealized appreciation (depreciation)	—	—	—	26	26
Net increase (decrease) in net assets resulting from operations	—	—	—	24,325	24,325
Shareholder distributions:
Distributions to shareholders	—	—	—	(25,226)	(25,226)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(25,226)	(25,226)
Capital Share Transactions:
Common shares issued from reinvestment of distributions (1)	321	—	8	—	8
Issuance of shares	2,060,481	2	50,047	—	50,049
Repurchased shares, net of early repurchase deduction	(20,259)	—	(490)	—	(490)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(1,139)	1,139	—
Net increase (decrease) in net assets resulting from capital share activity	2,040,543	2	48,426	1,139	49,567
Net increase (decrease) for the period	2,040,543	2	48,426	238	48,666
Balance, December 31, 2024	12,407,361	$12	$300,733	$(411)	$300,334

(1)
Par Value, Paid-in-Capital in Excess of Par Value and Total Net Assets are less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Cash Flows

(in thousands, except shares)

	For the Year Ended December 31, 2024	For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$24,325	$212
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount and amortization of premium	(1,339)	(46)
Proceeds from sale of investments and principal repayments	81,492	243
Purchases of investments	(619,154)	(66,131)
Net realized (gains) losses on investments	1,571	—
Net change in unrealized (appreciation) depreciation on investments	(26)	(199)
Amortization of deferred financing costs	615	151
Amortization of continuous offering costs	1,951	374
Changes in operating assets and liabilities:
Interest and dividends receivable	(2,593)	(1,654)
Prepaid expenses and other assets	7	(71)
Due to affiliates	138	—
Due from adviser	(2,585)	—
Accrued administration expense	(78)	547
Accrued professional fees	133	444
Accrued expenses and other liabilities	57	881
Accrued interest and other borrowing costs	4,648	—
Net cash provided by (used in) operating activities	(510,838)	(65,249)
Cash flow from financing activities
Proceeds from issuance of shares	50,049	252,700
Borrowings under credit facility	330,600	—
Debt repayments	(5,000)	—
Distributions paid	(22,670)	(1,244)
Deferred financing costs paid	(1,313)	(1,736)
Deferred offering costs paid	(2,904)	(1,076)
Net cash provided by (used in) financing activities	348,762	248,644
Net decrease in cash and cash equivalents	(162,076)	183,395
Cash and cash equivalents, beginning of period	183,395	—
Cash and cash equivalents, end of period	$21,319	$183,395
Supplemental disclosure of cash flow information and non-cash financing activities
Interest paid during the period	$7,029	$—
Accrued but unpaid debt financing costs	$—	$1,313
Distributions payable	$2,548	$—
Accrued but unpaid share repurchases	$490	$—
Accrued but unpaid offering costs	$311	$275
Reinvestment of distributions	$8	$—
Excise taxes paid	$9	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Bleriot US Bidco Inc.		United States	S + 2.75%	0.00%	7.08%	10/31/2030	2,883	$2,888	$2,902	0.97%
Chromalloy Corporation	(12)	United States	S + 3.75%	0.00%	8.35%	3/27/2031	7	7	7	—
Ovation Parent, Inc.	(12)	United States	S + 3.50%	0.75%	7.83%	4/21/2031	2,993	3,011	3,017	1.00
Titan Sub LLC	(8)	United States	S + 3.00%	0.00%	7.37%	6/14/2030	2,382	2,382	2,403	0.80
								8,288	8,329	2.77
Air Freight & Logistics
Air Buyer Inc.	(8)(12)	United States	S + 5.25%	0.00%	9.88%	7/23/2030	5,161	5,098	5,093	1.70
Air Buyer Inc. (Delayed Draw)	(7)(8)	United States	S + 5.25%	1.00%	1.00%	7/23/2030	—	(14)	(15)	—
Air Buyer Inc. (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	0.13%	7/23/2030	—	(6)	(7)	—
AIT Worldwide Logistics Holdings, Inc.	(12)	United States	S + 4.75%	0.00%	9.28%	4/8/2030	4,974	4,993	5,016	1.67
LaserShip, Inc.		United States	S + 6.25%	0.00%	11.03%	1/2/2029	1,267	1,255	1,323	0.44
LaserShip, Inc.		United States	S + 4.50%	0.75%	9.28%	2/10/2029	1,957	1,510	1,497	0.50
LaserShip, Inc.	(14)	United States	S + 4.50%	0.00%	9.28%	8/10/2029	1,417	368	500	0.16
Odyssey Logistics & Technology Corporation	(12)	United States	S + 4.50%	0.00%	8.83%	10/12/2027	1,990	1,983	1,994	0.66
								15,187	15,401	5.13
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(12)	United States	S + 4.75%	0.00%	9.12%	12/19/2026	8,402	8,402	8,402	2.81
Enthusiast Auto Holdings, LLC (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	0.38%	12/19/2026	—	(1)	—	—
First Brands Group, LLC	(12)	United States	S + 5.00%	0.00%	9.85%	3/30/2027	998	979	937	0.31
Owl Vans, LLC	(8)(12)	United States	S + 5.25%	1.00%	9.61%	12/31/2030	3,840	3,789	3,789	1.26
Owl Vans, LLC (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	0.50%	12/31/2030	—	(16)	(16)	(0.01)
								13,153	13,112	4.37
Building Products
Groundworks Operations, LLC	(12)	United States	S + 3.00%	0.00%	7.65%	3/14/2031	2,527	2,533	2,543	0.84
Groundworks Operations, LLC (Delayed Draw)	(7)(9)(12)	United States	S + 3.00%	0.50%	7.65%	3/14/2031	74	76	77	0.03
MI Windows and Doors, LLC	(12)	United States	S + 3.00%	0.00%	7.36%	3/28/2031	3,980	3,962	4,026	1.34
								6,571	6,646	2.21
Chemicals
Hexion Holdings Corporation		United States	S + 4.00%	0.00%	8.45%	3/15/2029	2,992	2,978	2,998	1.00
Ineos US Finance LLC	(8)(11)	United States	S + 3.00%	0.00%	N/A	2/7/2031	998	997	1,007	0.34
Project Cloud Holdings, LLC	(8)(12)	United States	S + 6.25%	1.00%	10.71%	3/31/2029	10,496	10,290	10,234	3.41
Project Cloud Holdings, LLC (Revolver)	(7)(8)(9)	United States	S + 6.25%	0.00%	10.71%	3/31/2029	1,353	1,321	1,318	0.44
Sparta U.S. Holdco LLC	(11)	United States	S + 3.00%	0.00%	N/A	8/2/2030	1,995	1,995	2,011	0.67
								17,581	17,568	5.86

First Eagle Private Credit Fund

Consolidated Schedule of Investments - (Continued)

December 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Commercial Services & Supplies
APS Acquisition Holdings, LLC	(8)(12)	United States	S + 5.50%	1.00%	10.08%	7/11/2029	8,080	7,971	7,959	2.65
APS Acquisition Holdings, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	1.00%	1.00%	7/11/2029	—	(16)	(52)	(0.02)
APS Acquisition Holdings, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	0.50%	7/11/2029	—	(24)	(26)	(0.01)
Ardonagh Midco 3 Limited	(8)(12)(13)	Europe	S + 3.75%	0.00%	8.53%	2/15/2031	3,000	2,986	3,022	1.01
Cimpress USA Incorporated		United States	S + 2.50%	0.50%	6.86%	5/17/2028	1,995	1,995	2,007	0.67
LRS Holdings LLC	(12)	United States	S + 4.25%	0.00%	8.72%	8/31/2028	1,980	1,980	1,881	0.63
LSF12 Crown US Commercial Bidco, LLC	(12)	United States	S + 4.25%	0.00%	8.80%	12/2/2031	2,000	1,980	2,000	0.66
Prime Security Services Borrower, LLC	(11)	United States	S + 2.00%	0.00%	N/A	10/13/2030	2,000	2,012	2,007	0.67
Waste Resource Management Inc.	(8)(12)	United States	S + 5.75%	1.00%	10.11%	12/28/2029	5,586	5,516	5,586	1.86
Waste Resource Management Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 5.75%	1.00%	10.11%	12/28/2029	858	849	858	0.29
Waste Resource Management Inc. (Revolver)	(7)(8)(9)	United States	S + 5.75%	1.00%	10.11%	12/28/2029	41	31	41	0.01
								25,280	25,283	8.42
Communications Equipment
SonicWall US Holdings Inc.	(11)	United States	S + 5.00%	0.50%	N/A	5/18/2028	1,995	2,000	1,995	0.66
								2,000	1,995	0.66
Construction & Engineering
RL James, Inc.	(8)(12)	United States	S + 6.00%	1.00%	10.44%	12/15/2028	2,278	2,245	2,221	0.74
RL James, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 6.00%	1.00%	10.81%	12/15/2028	1,542	1,510	1,489	0.49
RL James, Inc. (Revolver)	(7)(8)(9)	United States	S + 6.00%	1.00%	10.48%	12/15/2028	108	92	81	0.03
								3,847	3,791	1.26
Containers & Packaging
Berlin Packaging L.L.C.	(12)	United States	S + 3.50%	0.00%	7.95%	6/7/2031	3,990	4,000	4,018	1.34
Closure Systems International Group Inc.	(12)	United States	S + 3.50%	0.00%	7.86%	3/22/2029	4,975	4,952	5,025	1.67
R-Pac International Corp	(8)	United States	S + 6.00%	0.00%	10.51%	12/29/2027	2,374	2,352	2,350	0.78
								11,304	11,393	3.79
Diversified Consumer Services
AMCP Clean Acquisition Co LLC	(8)(12)	United States	S + 4.75%	0.50%	9.08%	6/15/2028	9,649	9,563	9,685	3.22
AMCP Clean Acquisition Co LLC (Delayed Draw)	(7)(8)(10)	United States	S + 4.75%	0.00%	9.08%	6/15/2028	160	150	168	0.06
LaserAway Intermediate Holdings II, LLC	(8)(12)	United States	S + 5.75%	0.75%	10.66%	10/14/2027	1,506	1,493	1,506	0.50
Mammoth Holdings, LLC	(8)(12)	United States	S + 5.25%	1.00%	10.33%	11/15/2030	5,220	5,129	5,064	1.69
Mammoth Holdings, LLC (Delayed Draw)	(8)(12)	United States	S + 5.00%	1.00%	10.55%	11/15/2030	1,312	1,289	1,273	0.43
Mammoth Holdings, LLC (Revolver)	(7)(8)(9)	United States	S + 5.75%	1.00%	0.50%	11/15/2029	—	(11)	(20)	(0.01)
Reedy Industries Inc.	(8)(12)	United States	S + 4.25%	0.00%	8.58%	8/31/2028	4,927	4,901	4,967	1.65
								22,514	22,643	7.54

First Eagle Private Credit Fund

Consolidated Schedule of Investments - (Continued)

December 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Diversified Telecommunication Services
Guardian US Holdco LLC	(12)	United States	S + 3.50%	0.00%	7.83%	1/31/2030	3,970	3,952	3,983	1.33
Virgin Media Bristol LLC	(12)	United States	S + 3.18%	0.00%	7.80%	3/31/2031	5,000	4,907	4,960	1.65
								8,859	8,943	2.98
Electrical Equipment
Arcline FM Holding, LLC	(12)	United States	S + 4.50%	0.00%	9.57%	6/23/2028	3,598	3,614	3,624	1.20
Energy Acquisition	(8)(12)	United States	S + 6.50%	2.00%	11.28%	5/10/2029	7,860	7,727	7,743	2.58
Energy Acquisition (Delayed Draw)	(7)(8)(10)	United States	S + 6.50%	2.00%	1.00%	5/10/2029	—	(4)	(7)	—
								11,337	11,360	3.78
Electronic Equipment, Instruments & Components
Creation Technologies Inc.	(8)(11)	United States	S + 5.50%	0.50%	N/A	10/5/2028	2,000	1,975	1,968	0.66
								1,975	1,968	0.66
Entertainment
Liberty Media Corporation		United States	S + 2.00%	0.00%	6.33%	9/30/2031	1,333	1,333	1,339	0.45
Liberty Media Corporation	(11)	United States	S + 2.00%	0.00%	N/A	9/6/2031	667	667	669	0.22
StubHub	(12)	United States	S + 4.75%	0.00%	9.11%	3/15/2030	4,901	4,858	4,919	1.64
UFC Holdings, LLC		United States	S + 2.25%	0.00%	6.77%	11/21/2031	2,000	1,998	2,014	0.67
								8,856	8,941	2.98
Financial Services
Ahead DB Holdings, LLC	(12)	United States	S + 3.50%	0.75%	7.83%	2/1/2031	2,985	2,957	3,009	1.00
Apella Capital LLC	(8)(12)(13)	United States	P + 6.50%	1.00%	13.00%	3/1/2029	1,260	1,241	1,254	0.42
Apella Capital, LLC	(8)(12)(13)	United States	S + 6.50%	1.00%	10.83%	3/1/2029	590	579	587	0.20
Apella Capital, LLC (Delayed Draw)	(7)(8)(10)(13)	United States	S + 6.50%	1.00%	10.83%	3/1/2029	148	145	146	0.05
Apella Capital LLC (Delayed Draw)	(8)(10)(13)	United States	S + 6.50%	1.00%	11.01%	3/1/2029	250	243	248	0.08
Apella Capital LLC (Revolver)	(7)(8)(9)(13)	United States	S + 6.50%	1.00%	10.85%	3/1/2029	200	196	199	0.07
Apex Group Treasury Limited	(12)	United States	S + 3.75%	0.50%	8.96%	7/27/2028	2,992	3,014	3,024	1.01
Aretec Group Inc.	(11)	United States	S + 3.50%	0.00%	N/A	8/9/2030	2,000	2,013	2,007	0.67
Auxey Bidco Ltd.	(8)(12)(13)	Europe	S + 6.00%	0.00%	10.67%	6/29/2027	7,910	7,812	7,722	2.57
Evertec Group, LLC	(8)(11)(13)	United States	S + 2.75%	0.00%	N/A	10/30/2030	2,000	2,033	2,028	0.68
Focus Financial Partners, LLC		United States	S + 3.25%	0.00%	7.61%	9/15/2031	1,806	1,802	1,825	0.61
Focus Financial Partners, LLC (Delayed Draw)	(7)	United States	S + 3.25%	0.00%	1.63%	9/15/2031	—	—	2	—
GTCR Everest Borrower LLC	(12)	United States	S + 2.75%	0.00%	7.08%	9/5/2031	3,000	2,989	3,016	1.00
Paint Intermediate III LLC		United States	S + 3.00%	0.00%	7.52%	10/9/2031	2,000	1,990	2,014	0.67
Priority Holdings, LLC		United States	S + 4.75%	0.00%	9.11%	5/16/2031	4,975	4,971	4,992	1.66
Ryan Specialty Group, LLC	(12)	United States	S + 2.25%	0.00%	6.61%	9/15/2031	2,000	1,995	2,010	0.67
Sagebrush Buyer, LLC	(8)(12)	United States	S + 5.00%	1.00%	9.36%	7/1/2030	10,074	9,935	9,922	3.30
Sagebrush Buyer, LLC (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	0.50%	7/1/2030	—	(17)	(19)	(0.01)
TouchTunes	(12)	United States	S + 4.75%	0.00%	9.08%	4/2/2029	3,465	3,465	3,480	1.16
XPT Partners, LLC	(8)(12)	United States	S + 5.50%	0.00%	10.24%	9/13/2028	5,128	5,053	5,051	1.68
XPT Partners, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	0.00%	1.00%	9/13/2028	—	(9)	(18)	(0.01)
XPT Partners, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	0.00%	0.50%	9/13/2028	—	(4)	(4)	—
								52,403	52,495	17.48

First Eagle Private Credit Fund

Consolidated Schedule of Investments - (Continued)

December 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Food Products
Aspire Bakeries Holdings LLC	(8)(12)	United States	S + 4.25%	0.00%	8.61%	12/23/2030	2,992	2,978	3,026	1.01
Golden State Foods Corp	(12)	United States	S + 4.00%	0.00%	8.77%	12/4/2031	3,429	3,403	3,463	1.15
Primary Products Finance LLC	(11)	United States	S + 3.25%	0.00%	N/A	4/1/2029	1,995	1,995	2,003	0.67
								8,376	8,492	2.83
Ground Transportation
First Student Bidco Inc.	(12)	United States	S + 2.50%	0.00%	6.89%	7/21/2028	3,990	3,990	4,002	1.33
Kenan Advantage Group, Inc.	(11)(12)	United States	S + 3.25%	0.00%	7.61%	1/25/2029	4,982	4,981	5,020	1.67
UPC Financing Partnership	(12)	United States	S + 2.93%	0.00%	7.44%	1/31/2029	3,042	3,043	3,062	1.02
								12,014	12,084	4.02
Health Care Equipment & Supplies
Journey Personal Care	(12)	United States	S + 3.75%	0.00%	8.11%	3/1/2028	4,961	4,948	4,972	1.65
Prescott's Inc.	(8)(12)	United States	S + 5.00%	0.00%	9.32%	12/30/2030	5,078	5,021	5,021	1.67
Prescott's Inc. (Delayed Draw)	(7)(8)	United States	S + 5.00%	0.00%	0.75%	12/30/2030	—	(13)	(40)	(0.01)
Prescott's Inc. (Revolver)	(7)(8)(9)	United States	S + 5.00%	0.00%	0.50%	12/30/2030	—	(10)	(10)	—
								9,946	9,943	3.31
Health Care Providers & Services
Crisis Prevention Institute, Inc.	(8)(12)	United States	S + 4.00%	0.50%	8.39%	4/9/2031	3,000	2,985	3,019	1.01
Dermatology Intermediate Holdings III, Inc.		United States	S + 5.50%	0.50%	10.09%	3/30/2029	3,474	3,439	3,416	1.14
Dermatology Intermediate Holdings III, Inc.	(12)	United States	S + 4.25%	0.50%	8.84%	3/30/2029	4,962	4,870	4,800	1.60
Elevate HD Parent, Inc.	(8)(12)	United States	S + 6.00%	1.00%	10.46%	8/20/2029	988	973	988	0.33
Elevate HD Parent, Inc. (Delayed Draw)	(8)(10)	United States	S + 6.00%	1.00%	10.46%	8/20/2029	23	23	23	0.01
Elevate HD Parent, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 6.00%	1.00%	10.46%	8/20/2029	52	49	52	0.02
Elevate HD Parent, Inc. (Revolver)	(7)(8)(9)	United States	S + 6.00%	1.00%	0.50%	8/20/2029	—	(3)	—	—
First Steps Recovery Acquisition, LLC	(8)(12)	United States	S + 6.25%	1.00%	10.61%	3/29/2030	4,788	4,725	4,692	1.55
First Steps Recovery Acquisition, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 6.25%	1.00%	1.00%	3/29/2030	—	(5)	(23)	(0.01)
First Steps Recovery Acquisition, LLC (Revolver)	(7)(8)(9)	United States	S + 6.25%	1.00%	10.58%	3/29/2030	551	536	528	0.17
Gen4 Dental Partners Opco, LLC	(8)(12)	United States	S + 5.75%	1.00%	10.56%	5/13/2030	6,965	6,840	6,756	2.25
Gen4 Dental Partners Opco, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.75%	0.00%	1.00%	5/13/2030	—	(21)	(70)	(0.02)
Gen4 Dental Partners Opco, LLC (Revolver)	(7)(8)(9)	United States	S + 5.75%	0.00%	0.50%	5/13/2030	—	(8)	(14)	—
Houseworks Holdings	(8)(12)	United States	S + 5.25%	1.00%	9.76%	12/15/2028	1,099	1,080	1,099	0.36
Houseworks Holdings	(8)(12)	United States	S + 5.25%	1.00%	9.76%	12/15/2028	2,518	2,502	2,518	0.84
Houseworks Holdings (Delayed Draw)	(7)(8)(10)	United States	S + 5.25%	1.00%	1.00%	12/15/2028	—	(4)	—	—
Houseworks Holdings (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	1.00%	9.76%	12/15/2028	97	89	97	0.03
Houseworks Holdings (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	5.25%	12/15/2028	25	21	25	0.01

First Eagle Private Credit Fund

Consolidated Schedule of Investments - (Continued)

December 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Health Care Providers & Services (continued)
In Vitro Sciences, LLC	(8)(12)	United States	S + 6.50%	1.00%	10.47%	2/28/2029	8,743	8,634	8,437	2.81
In Vitro Sciences, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 6.50%	1.00%	10.47%	2/28/2029	2,234	2,224	2,155	0.72
In Vitro Sciences, LLC (Revolver)	(7)(8)(9)	United States	S + 6.00%	1.00%	0.50%	2/28/2029	—	(7)	(20)	(0.01)
Medrina, LLC	(8)(12)	United States	S + 6.00%	1.00%	10.44%	10/20/2029	7,285	7,176	7,285	2.43
Medrina, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 6.00%	1.00%	1.00%	10/20/2029	—	(8)	—	—
Medrina, LLC (Revolver)	(7)(8)(9)	United States	S + 6.25%	1.00%	0.50%	10/20/2029	—	(17)	—	—
Monarch Behavioral Therapy, LLC	(8)(12)	United States	S + 5.00%	1.00%	9.36%	6/6/2030	9,139	9,015	9,071	3.02
Monarch Behavioral Therapy, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.00%	1.00%	9.45%	6/6/2030	588	580	575	0.19
Monarch Behavioral Therapy, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	9.34%	6/6/2030	56	41	47	0.02
Neon Maple US Debt Mergersub Inc.	(11)	United States	S + 3.00%	0.00%	N/A	11/17/2031	3,000	2,996	3,010	1.00
NSM Top Holdings Corp	(12)	United States	S + 5.25%	0.00%	9.68%	5/14/2029	4,987	4,975	5,050	1.68
Physician Partners, LLC	(8)(12)	United States	S + 5.50%	0.00%	10.09%	12/22/2028	4,950	4,275	2,351	0.78
RMBUS Holdco Inc.	(8)(12)	United States	S + 6.50%	1.00%	11.74%	1/8/2029	5,603	5,527	5,603	1.87
RMBUS Holdco Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 6.50%	1.00%	1.00%	1/8/2029	—	(14)	—	—
RMBUS Holdco Inc. (Revolver)	(7)(8)(9)	United States	S + 6.50%	1.00%	0.50%	1/8/2029	—	(14)	—	—
Southern Veterinary Partners, LLC		United States	S + 3.25%	0.00%	7.71%	12/4/2031	2,000	1,990	2,017	0.67
US Fertility Enterprises, LLC	(12)	United States	S + 4.50%	0.00%	8.78%	10/11/2031	2,137	2,116	2,159	0.72
US Fertility Enterprises, LLC (Delayed Draw)	(7)(8)(12)	United States	S + 4.50%	0.00%	2.25%	10/11/2031	—	(1)	1	—
								77,579	75,647	25.19
Health Care Technology
Greenway Health, LLC	(8)(12)	United States	S + 6.75%	0.00%	11.08%	4/1/2029	9,685	9,451	9,685	3.22
Visante Acquisition, LLC	(8)(12)	United States	S + 5.75%	1.00%	10.34%	1/31/2030	8,397	8,291	8,397	2.80
Visante Acuqisition, LLC (Revolver)	(7)(8)(9)	United States	S + 5.75%	1.00%	0.50%	1/31/2030	—	(12)	—	—
								17,730	18,082	6.02
Hotels, Restaurants & Leisure
Caesars Entertainment, Inc.	(11)(13)	United States	S + 2.25%	0.00%	N/A	2/6/2030	1,741	1,758	1,744	0.58
Catawba Nation Gaming Authority	(11)	United States	S + 4.75%	0.00%	N/A	12/13/2031	10,000	9,950	10,044	3.34
								11,708	11,788	3.92
Household Durables
Air Conditioning Specialist, Inc.	(8)	United States	S + 5.50%	1.00%	9.99%	11/19/2029	5,023	4,961	4,998	1.66
Air Conditioning Specialist, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	1.00%	10.01%	11/19/2029	1,745	1,692	1,727	0.58
Air Conditioning Specialist, Inc. (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	0.50%	11/19/2029	—	(12)	(4)	—
Dorel Industries	(8)(12)(13)	Canada	S + 8.30%	2.00%	12.80%	12/8/2026	5,810	5,749	5,810	1.93
								12,390	12,531	4.17

First Eagle Private Credit Fund

Consolidated Schedule of Investments - (Continued)

December 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Insurance
Acrisure, LLC	(12)	United States	S + 3.00%	0.00%	7.36%	11/6/2030	2,992	2,991	3,001	1.00
Amynta Agency Borrower Inc.		United States	S + 3.00%	0.00%	7.34%	12/29/2031	2,993	2,992	2,996	1.00
Community Based Care Acquisition, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	1.00%	9.93%	9/30/2027	1,628	1,570	1,628	0.54
Howden Group Holdings Ltd	(12)(13)	Europe	S + 3.00%	0.50%	7.36%	2/15/2031	4,987	4,987	5,028	1.67
OEG Borrower, LLC	(8)(12)	United States	S + 3.50%	0.00%	7.85%	6/30/2031	2,993	2,986	3,000	1.00
PEX Holdings LLC	(8)(12)	United States	S + 2.75%	0.00%	7.08%	11/26/2031	3,000	2,993	3,019	1.01
The Mutual Group, LLC	(8)(12)	United States	S + 5.25%	1.00%	9.58%	1/31/2030	9,667	9,544	9,522	3.17
The Mutual Group, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	0.50%	1/31/2030	—	(16)	(19)	(0.01)
Truist Insurance Holdings, LLC	(12)	United States	S + 2.75%	0.00%	7.08%	5/6/2031	1,379	1,376	1,385	0.46
								29,423	29,560	9.84
IT Services
Asurion, LLC	(12)	United States	S + 4.00%	0.00%	8.46%	8/19/2028	4,949	4,939	4,943	1.65
Ensono, Inc.	(11)	United States	S + 4.00%	0.00%	N/A	5/26/2028	1,995	1,990	1,997	0.66
Rackspace Technology Global Inc.	(12)	United States	S + 6.25%	0.75%	10.85%	5/15/2028	1,995	2,018	2,071	0.69
								8,947	9,011	3.00
Machinery
ASP Acuren Merger Sub Inc.		United States	S + 3.50%	0.00%	7.86%	7/30/2031	2,993	2,992	3,021	1.01
CPM Holdings, Inc.	(12)	United States	S + 4.50%	0.00%	9.05%	9/28/2028	4,962	4,986	4,825	1.61
Crown Equipment Corporation	(12)	United States	S + 2.50%	0.00%	6.94%	10/10/2031	2,000	1,990	2,016	0.67
Goat Holdco LLC	(11)	United States	S + 3.00%	0.00%	N/A	12/10/2031	2,000	1,995	2,004	0.66
Madison iAQ LLC	(12)	United States	S + 2.75%	0.00%	7.89%	6/21/2028	3,969	3,982	3,988	1.33
Mid-State Machine and Fabricating Corporation	(8)(12)	United States	S + 5.50%	1.00%	9.86%	6/21/2029	8,793	8,675	8,727	2.90
Mid-State Machine and Fabricating Corporation (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	0.50%	6/21/2029	—	(26)	(14)	—
Nvent Thermal LLC	(11)	United States	S + 3.50%	0.00%	N/A	9/12/2031	2,000	1,990	2,024	0.67
Project Castle, Inc.		United States	S + 5.50%	0.50%	9.76%	6/1/2029	3,970	3,644	3,482	1.16
SPX Flow, Inc.	(12)	United States	S + 3.00%	0.00%	7.36%	4/5/2029	3,000	3,018	3,029	1.01
Vertical Midco	(12)(13)	Europe	S + 3.50%	0.50%	8.59%	4/30/2030	3,960	3,951	3,994	1.33
								37,197	37,096	12.35
Media
ABG Intermediate Holdings 2 LLC	(11)(12)	United States	S + 2.25%	0.00%	6.59%	12/21/2028	2,743	2,743	2,757	0.92
Cengage Learning, Inc.	(12)	United States	S + 3.50%	0.00%	8.01%	3/24/2031	2,985	2,956	3,004	1.00
MH Sub I/Indigo/WebMD Health	(12)	United States	S + 4.25%	0.00%	8.61%	5/3/2028	2,382	2,362	2,386	0.79
								8,061	8,147	2.71
Metals & Mining
Minerals Technologies Inc.	(8)(11)(13)	United States	S + 2.00%	0.00%	N/A	11/21/2031	2,000	2,012	2,010	0.67
								2,012	2,010	0.67

First Eagle Private Credit Fund

Consolidated Schedule of Investments - (Continued)

December 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Oil, Gas & Consumable Fuels
Liquid Tech Solutions Holdings, LLC	(8)(11)	United States	S + 3.75%	0.00%	N/A	3/20/2028	1,000	1,000	1,003	0.33
								1,000	1,003	0.33
Passenger Airlines
AAdvantage Loyalty IP Ltd.		United States	S + 4.75%	0.75%	9.63%	4/20/2028	2,000	2,065	2,057	0.69
United AirLines, Inc.	(12)(13)	United States	S + 2.00%	0.00%	6.57%	2/22/2031	3,332	3,315	3,347	1.11
								5,380	5,404	1.80
Personal Care Products
KDC/ONE Development Corporation, Inc.	(11)	United States	S + 4.00%	0.00%	N/A	8/15/2028	2,000	2,000	2,016	0.67
								2,000	2,016	0.67
Pharmaceuticals
Alvogen Pharma US, Inc.		United States	S + 8.50%	1.00%	11.96%	6/30/2025	4,927	4,851	4,699	1.56
Amneal Pharmaceuticals LLC	(12)	United States	S + 5.50%	0.00%	9.86%	5/4/2028	3,925	3,941	4,044	1.34
Syner-G Intermediate Holdings, LLC	(8)(12)	United States	S + 5.00%	1.00%	9.35%	9/17/2030	10,379	10,268	10,262	3.42
Syner-G Intermediate Holdings, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	0.50%	9/17/2030	—	(12)	(13)	—
								19,048	18,992	6.32
Professional Services
Case Works, LLC	(8)(12)	United States	S + 5.25%	1.00%	9.58%	10/1/2029	5,039	4,976	4,972	1.66
Case Works, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.25%	1.00%	9.65%	10/1/2029	483	480	473	0.16
Case Works, LLC (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	9.65%	10/1/2029	241	234	233	0.08
CP Iris Holdco I, Inc.	(12)	United States	S + 3.50%	0.00%	7.86%	10/2/2028	3,969	3,974	3,997	1.33
Dun & Bradstreet Corporation	(11)	United States	S + 2.25%	0.00%	N/A	1/18/2029	1,995	2,005	1,999	0.66
Eisner Advisory Group LLC		United States	S + 4.00%	0.50%	8.36%	2/28/2031	2,992	3,018	3,030	1.01
Grant Thornton LLP	(12)	United States	S + 3.25%	0.00%	7.82%	6/2/2031	4,988	5,028	4,995	1.66
Nielsen Consumer, Inc.	(8)(12)	United States	S + 4.75%	0.50%	9.11%	3/6/2028	4,988	4,977	5,037	1.68
SR Landscaping, LLC	(8)(12)	United States	S + 6.25%	1.00%	10.90%	10/30/2029	5,350	5,285	5,337	1.78
SR Landscaping, LLC (Delayed Draw)	(8)(12)	United States	S + 6.25%	1.00%	10.90%	10/30/2029	1,777	1,770	1,772	0.59
SR Landscaping, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 6.25%	1.00%	10.90%	10/30/2029	592	567	587	0.19
SR Landscaping, LLC (Revolver)	(7)(8)(9)	United States	S + 6.25%	1.00%	10.92%	10/30/2029	312	301	309	0.10
Strategy Corps, LLC	(8)(12)	United States	S + 5.25%	1.00%	9.61%	6/28/2030	6,312	6,236	6,249	2.08
Strategy Corps, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.25%	1.00%	1.00%	6/28/2030	—	(10)	(33)	(0.01)
Strategy Corps, LLC (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	0.50%	6/28/2030	—	(20)	(16)	(0.01)
Teneo Holdings LLC	(12)	United States	S + 4.75%	1.00%	9.11%	3/13/2031	2,978	2,951	3,009	1.00
Tri Scapes, LLC	(8)(12)	United States	S + 5.50%	1.00%	10.16%	7/12/2030	4,965	4,897	4,891	1.63
Tri Scapes, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	1.00%	1.00%	7/12/2030	—	(33)	(36)	(0.01)
Tri Scapes, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	0.50%	7/12/2030	—	(16)	(18)	(0.01)
Unified Patents, LLC	(8)(12)	United States	S + 5.00%	0.00%	9.28%	12/23/2027	11,441	11,356	11,355	3.78
Unified Patents, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	0.00%	0.50%	12/23/2027	—	(9)	(10)	—
Zenith American Solutions, Inc.	(8)(12)	United States	S + 5.50%	1.00%	9.83%	7/11/2029	9,975	9,840	9,825	3.27
Zenith American Solutions, Inc. (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	5.50%	7/11/2029	604	588	586	0.20
								68,395	68,543	22.82

First Eagle Private Credit Fund

Consolidated Schedule of Investments - (Continued)

December 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Real Estate Management & Development
841 Prudential MOB LLC	(8)	United States	S + 6.50%	2.50%	11.03%	10/9/2027	13,773	13,582	13,566	4.51
841 Prudential MOB LLC (Delayed Draw)	(7)(8)(10)	United States	S + 6.50%	2.50%	0.00%	10/9/2027	—	(3)	(11)	—
								13,579	13,555	4.51
Software
AQA Acquisition Holding, Inc		United States	S + 4.00%	0.00%	8.55%	3/3/2028	1,000	998	1,010	0.34
Argano, LLC	(8)(12)	United States	S + 5.75%	1.00%	10.15%	9/13/2029	9,541	9,362	9,350	3.11
Argano, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.75%	1.00%	1.00%	9/13/2029	—	(20)	(42)	(0.01)
Argano, LLC (Revolver)	(7)(8)(9)	United States	S + 5.75%	1.00%	0.50%	9/13/2029	—	(7)	(7)	—
Boxer Parent Company Inc.	(12)	United States	S + 3.75%	0.00%	8.34%	7/30/2031	5,000	4,994	5,047	1.68
CDK Global, Inc.	(11)	United States	S + 3.25%	0.00%	N/A	7/6/2029	1,995	1,985	1,971	0.66
Cloud Software Group, Inc.	(12)	United States	S + 3.50%	0.00%	7.83%	3/30/2029	2,964	2,960	2,976	0.99
Cloudera, Inc.	(12)	United States	S + 3.75%	0.00%	8.21%	10/8/2028	4,719	4,715	4,716	1.57
CMI Marketing, Inc		United States	S + 4.25%	0.00%	8.72%	3/23/2028	1,995	1,990	1,985	0.66
Condor Merger Sub, Inc	(12)	United States	S + 3.00%	0.00%	7.37%	3/1/2029	2,674	2,674	2,679	0.89
Dragon Buyer Inc.	(12)	United States	S + 3.25%	0.00%	7.58%	9/30/2031	2,000	1,990	2,007	0.67
Enverus Holdings, Inc.	(8)	United States	S + 5.50%	0.75%	9.86%	12/24/2029	3,819	3,772	3,819	1.27
Enverus Holdings, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	0.75%	1.00%	12/24/2029	—	(1)	—	—
Enverus Holdings, Inc. (Revolver)	(7)(8)(9)	United States	S + 5.50%	0.75%	9.86%	12/24/2029	9	5	—	—
Flash Charm, Inc.		United States	S + 3.50%	0.00%	8.07%	3/2/2028	1,995	1,980	1,963	0.65
ISolved, Inc.		United States	S + 3.25%	0.00%	7.61%	10/15/2030	1,995	2,025	2,021	0.67
Mitchell International, Inc.		United States	S + 3.25%	0.00%	7.61%	6/17/2031	1,995	1,978	1,999	0.66
Modena Buyer LLC	(12)	United States	S + 4.50%	0.00%	8.86%	7/1/2031	5,000	4,907	4,855	1.62
Project Alpha Intermediate Holdings, Inc.	(11)	United States	S + 3.25%	0.50%	N/A	10/26/2030	1,995	2,015	2,010	0.67
Rocket Software, Inc.	(12)	United States	S + 4.25%	0.00%	8.61%	11/28/2028	3,970	3,936	4,004	1.33
VS Buyer LLC	(12)	United States	S + 2.75%	0.00%	7.12%	4/12/2031	3,990	3,980	4,025	1.34
WatchGuard Technologies, Inc.	(12)	United States	S + 5.25%	0.75%	9.61%	7/2/2029	3,980	3,966	3,952	1.32
Zuora	(8)(11)	United States	S + 3.50%	0.00%	N/A	12/15/2031	1,000	995	998	0.33
								61,199	61,338	20.42
Specialty Retail
Apro LLC	(12)	United States	S + 3.75%	0.00%	8.27%	7/9/2031	1,995	1,990	2,017	0.67
BW Gas & Convenience Holdings, LLC	(12)	United States	S + 3.50%	0.00%	7.97%	3/31/2028	3,969	3,965	3,997	1.33
LS Group Opco Acquisition LLC	(12)	United States	S + 3.00%	0.00%	7.36%	4/23/2031	3,980	3,980	4,005	1.34
Sweetwater Borrower LLC	(8)(12)	United States	S + 4.25%	0.75%	8.72%	8/7/2028	2,133	2,120	2,147	0.72
Xcel Brands, Inc.	(8)(12)(13)	United States	S + 8.50%	2.00%	12.83%	12/12/2028	1,317	1,257	1,287	0.43
Xcel Brands, Inc. (Delayed Draw)	(7)(8)(12)(13)	United States	S + 8.50%	2.00%	12.89%	12/12/2028	—	(15)	(15)	—
								13,297	13,438	4.49

First Eagle Private Credit Fund

Consolidated Schedule of Investments - (Continued)

December 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Textiles, Apparel & Luxury Goods
Protective Industrial Products Inc.	(12)	United States	S + 4.00%	0.75%	8.47%	12/29/2027	4,974	4,965	4,979	1.66
Rachel Zoe, Inc.	(8)(12)	United States	S + 7.66%	3.00%	12.02%	10/13/2026	430	426	430	0.14
Rachel Zoe, Inc.	(8)(12)	United States	S + 7.66%	3.00%	11.99%	10/13/2026	140	138	140	0.05
TR Apparel, LLC	(8)(12)	United States	S + 9.00%	2.00%	13.55%	6/21/2027	1,284	1,266	1,284	0.43
								6,795	6,833	2.28
Trading Companies & Distributors
DXP Enterprises, Inc.	(12)(13)	United States	S + 3.75%	0.00%	8.11%	10/11/2030	1,481	1,490	1,502	0.51
Johnstone Supply, LLC	(12)	United States	S + 2.50%	0.00%	6.88%	6/9/2031	4,988	5,025	5,010	1.67
Verde Purchaser, LLC	(11)	United States	S + 0.00%	0.00%	N/A	11/30/2030	2,992	2,978	3,006	1.00
White Cap Supply Holdings, LLC	(12)	United States	S + 3.25%	0.00%	7.61%	10/19/2029	5,000	4,981	5,016	1.67
								14,474	14,534	4.85
Wireless Telecommunication Services
CCI Buyer, Inc.	(12)	United States	S + 4.00%	0.75%	8.33%	12/17/2027	3,969	3,965	3,978	1.32
								3,965	3,978	1.32
Total First Lien Debt								$653,670	$653,893	217.73%

Warrant
Specialty Retail
Xcel Brands, Inc.	(8)(13)	United States					77	31	32	—
								31	32	—
Total Investments - non-controlled/non-affiliated								$653,701	$653,925	217.73%

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
(4)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to SOFR (denoted as “S”) which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2024. Variable rate loans typically include an interest reference rate floor feature, which the Company has indicated if applicable.
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

December 31, 2024

(in thousands, except shares)

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
(11)
All or a portion of this position has not yet settled as of December 31, 2024. The Company will not accrue interest until the settlement date at which point SOFR will be established.
(12)
These debt investments were pledged as collateral under the Company's Credit Facility as of December 31, 2024 (refer to Note 6, “Borrowings”).
(13)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, non-qualifying assets represented approximately 6.9% of the total assets of the Company.
(14)
Loan was on non-accrual status as of December 31, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (5)	Maturity Date	Principal (6)	Amortized Cost (7)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Commercial Services & Supplies
Prime Security Services Borrower, LLC	(4)	United States	S + 2.50%	0.00%	7.84%	10/13/2030	2,000	$1,979	$2,008	0.80%
Waste Resource Management Inc.	(4)(8)	United States	S + 5.75%	1.00%	11.11%	12/28/2029	5,628	5,543	5,543	2.20
Waste Resource Management Inc. (Delayed Draw)	(8)(9)(11)	United States	S + 5.75%	1.00%	n/a	12/28/2029	—	(10)	(31)	(0.01)
Waste Resource Management Inc. (Revolver)	(8)(9)(11)	United States	S + 5.75%	1.00%	n/a	12/28/2029	—	(12)	(12)	—
								7,500	7,508	2.99
Construction & Engineering
RL James, Inc.	(4)(8)	United States	S + 6.00%	0.00%	11.46%	12/15/2028	2,301	2,259	2,258	0.90
RL James, Inc. (Delayed Draw)	(8)(9)(11)	United States	S + 6.00%	0.00%	n/a	12/15/2028	—	(40)	(41)	(0.02)
RL James, Inc. (Revolver)	(8)(9)(11)	United States	S + 6.00%	0.00%	n/a	12/15/2028	—	(20)	(20)	(0.01)
								2,199	2,197	0.87
Diversified Consumer Services
LaserAway	(4)(8)	United States	S + 5.75%	0.75%	11.41%	10/14/2027	1,522	1,504	1,522	0.60
Mammoth Holdings, LLC	(4)(8)	United States	S + 5.75%	0.00%	11.10%	11/15/2030	3,636	3,565	3,564	1.42
Mammoth Holdings, LLC (Delayed Draw)	(8)(9)(11)	United States	S + 5.75%	0.00%	n/a	11/15/2030	—	(9)	(18)	(0.01)
Mammoth Holdings, LLC (Revolver)	(8)(9)(11)	United States	S + 5.75%	0.00%	n/a	11/15/2029	—	(9)	(9)	—
								5,051	5,059	2.01
Financial Services
Evertec Group, LLC	(4)(8)(10)	United States	S + 3.50%	0.75%	8.96%	10/30/2030	1,800	1,774	1,807	0.72
								1,774	1,807	0.72
Health Care Facilities
Greenway Health, LLC	(8)	United States	S + 6.75%	0.00%	11.93%	3/31/2029	9,758	9,467	9,465	3.76
								9,467	9,465	3.76

First Eagle Private Credit Fund

Consolidated Schedule of Investments - (Continued)

December 31, 2023

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (5)	Maturity Date	Principal (6)	Amortized Cost (7)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
Aspen Dental Management Inc.	(4)(8)(13)	United States	S + 5.75%	0.00%	n/a	12/23/2027	5,000	4,750	4,937	1.96
Elevate HD Parent, Inc.	(4)(8)	United States	S + 6.00%	0.00%	11.46%	8/20/2029	998	980	979	0.39
Elevate HD Parent, Inc. (Delayed Draw)	(8)(9)(12)	United States	S + 6.00%	0.00%	11.46%	8/20/2029	23	22	21	0.01
Elevate HD Parent, Inc. (Delayed Draw)	(8)(9)(12)	United States	S + 6.00%	0.00%	n/a	8/20/2029	—	(3)	(10)	—
Elevate HD Parent, Inc. (Revolver)	(8)(9)(11)	United States	S + 6.00%	0.00%	n/a	8/20/2029	—	(4)	(4)	—
Houseworks Holdings	(4)(8)	United States	S + 6.50%	0.00%	12.04%	12/15/2028	703	683	682	0.27
Houseworks Holdings (Delayed Draw)	(8)(9)(12)	United States	S + 6.50%	0.00%	n/a	12/15/2028	—	(11)	(15)	(0.01)
Houseworks Holdings (Revolver)	(8)(9)(11)	United States	S + 6.50%	0.00%	n/a	12/15/2028	—	(5)	(5)	—
Medrina, LLC	(4)(8)	United States	S + 6.25%	0.00%	11.74%	10/20/2029	7,358	7,225	7,220	2.87
Medrina, LLC (Delayed Draw)	(8)(9)(11)	United States	S + 6.25%	0.00%	n/a	10/20/2029	—	(9)	(29)	(0.01)
Medrina, LLC (Revolver)	(8)(9)(11)	United States	S + 6.25%	0.00%	n/a	10/20/2029	—	(20)	(21)	(0.01)
Physician Partners, LLC	(4)(8)	United States	S + 5.50%	0.00%	10.88%	12/23/2028	2,000	1,903	1,910	0.75
								15,511	15,665	6.22
Household Durables
Air Conditioning Specialist, Inc.	(4)(8)	United States	S + 7.25%	0.00%	12.90%	11/9/2026	900	887	886	0.35
Air Conditioning Specialist, Inc. (Delayed Draw)	(8)(9)(11)	United States	S + 7.25%	0.00%	n/a	11/9/2026	—	—	—	—
Air Conditioning Specialist, Inc. (Revolver)	(8)(9)(11)	United States	S + 7.25%	0.00%	12.91%	11/9/2026	30	30	29	0.01
Dorel Industries Inc.	(4)(8)(10)	Canada	S + 8.30%	2.00%	13.68%	12/8/2026	5,978	5,883	5,881	2.34
								6,800	6,796	2.70

IT Services
Acumera, Inc.	(4)(8)	United States	S + 7.50%	1.00%	12.48%	6/7/2028	969	955	954	0.38
Acumera, Inc. (Revolver)	(8)(9)(11)	United States	S + 7.50%	1.00%	n/a	6/7/2028	—	(1)	(1)	—
								954	953	0.38
Oil, Gas & Consumable Fuels
Essar Oil (UK) Limited	(8)(10)	Europe	S + 6.25%	3.00%	11.74%	10/29/2024	7,609	7,544	7,533	2.99
								7,544	7,533	2.99
Passenger Airlines
American Airlines, Inc.	(9)(10)	United States	S + 3.50%	0.00%	8.87%	6/4/2029	3,000	2,970	3,010	1.20
								2,970	3,010	1.20

First Eagle Private Credit Fund

Consolidated Schedule of Investments - (Continued)

December 31, 2023

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (5)	Maturity Date	Principal (6)	Amortized Cost (7)	Fair Value	Percentage of Net Assets
Professional Services
SR Landscaping, LLC	(4)(8)	United States	S + 6.25%	1.00%	11.70%	10/30/2029	5,404	5,325	5,323	2.11
SR Landscaping, LLC (Delayed Draw)	(8)(9)(11)	United States	S + 6.25%	1.00%	n/a	10/30/2029	—	(9)	(27)	(0.01)
SR Landscaping, LLC (Revolver)	(8)(9)(11)	United States	S + 6.25%	1.00%	11.70%	10/30/2029	89	76	76	0.03
								5,392	5,372	2.13
Software
Enverus Holdings, Inc.	(4)(8)(9)	United States	S + 5.50%	0.75%	10.86%	12/24/2029	3,848	3,791	3,790	1.50
Enverus Holdings, Inc. (Delayed Draw)	(8)(9)(11)	United States	S + 5.50%	0.75%	n/a	12/24/2029	—	(1)	(3)	—
Enverus Holdings, Inc. (Revolver)	(8)(9)(11)	United States	S + 5.50%	0.75%	n/a	12/24/2029	—	(4)	(4)	—
								3,786	3,783	1.50
Textiles, Apparel, & Luxury Goods
Rachel Zoe, Inc.	(4)(8)	United States	S + 7.66%	3.00%	13.01%	10/9/2026	470	462	462	0.18
TR Apparel, LLC	(4)(8)	United States	S + 8.00%	2.00%	13.32%	6/20/2027	1,300	1,274	1,271	0.51
								$1,736	$1,733	0.69
Total First Lien Debt								$70,684	$70,881	28.16%

Warrant
IT Services
Acumera, Inc.	(8)	United States					1	—	2	0.01

Total Investments - non-controlled/non-affiliated								$70,684	$70,883	28.17%

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

First Eagle Private Credit Fund

Notes to Consolidated Financial Statements

(in thousands, except share/per share data, percentages and as otherwise noted)

Note 1. Organization

First Eagle Private Credit Fund (together with its subsidiaries, the “Company”), is a Delaware statutory trust formed on October 20, 2021 to act as a non-diversified, closed-end management investment company. On May 31, 2023, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to qualify as a RIC annually.

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

The Company is offering and selling its common shares of beneficial interest, par value $0.001 per share (the “Common Shares”) in a continuous private placement (the “Private Offering”) (i) accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act. The Company has registered a public offering with the Securities and Exchange Commission (“SEC”) to sell up to $5.0 billion of Common Shares, on a continuous basis, which commenced on March 11, 2025.

The Company commenced its loan origination process and investment activities contemporaneously with the initial closing (excluding the initial seed capital investment made by the Adviser) of the Private Offering on June 12, 2023 (the “Initial Closing”) and commenced operations following its first capital call on July 10, 2023 (“Commencement of Operations”). Prior to the Initial Closing, on April 28, 2023, the Adviser purchased 4,000 Common Shares at $25.00 per share.

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

The Company was initially capitalized on April 28, 2023 and commenced operations on July 10, 2023. As a result, comparative consolidated statements of operations, consolidated statements of changes in net assets and consolidated statements of cash flows are presented for the period of April 28, 2023 (initial capitalization) through December 31, 2023 (the “Prior Year Reporting Period”).

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

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

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

During the year ended December 31, 2024 and the Prior Year Reporting Period ended December 31, 2023, the Company had $36,607 and $1,023, respectively, of interest income.

PIK Income

The Company may have investments in its portfolio which contain a contractual paid-in-kind (“PIK”), interest provision. PIK interest is computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment, and is recorded as income. The Company will cease accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect amounts to be collectible and will generally only begin to recognize PIK income again when all principal and interest have been paid or upon the restructuring of the investment where the interest is deemed collectible. To maintain the Company’s status as a RIC, PIK interest income, which is considered investment company taxable income, may be required to be paid out to shareholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash. The Company did not have any PIK investments during both the year ended December 31, 2024 and the Prior Year Reporting Period ended December 31, 2023.

Dividend Income

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Dividend income from cash equivalents. Distributions received from a limited liability company or limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. During the year ended December 31, 2024 and the Prior Year Reporting Period ended December 31, 2023, the Company had $4,004 and $3,213, respectively, of dividend income.

Other Income

The Company may also generate revenue in the form of structuring, arranger or due diligence fees, amendment or consent fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees. Such fees are recognized as income when earned or the services are rendered. During the year ended December 31, 2024 and the Prior Year Reporting Period ended December 31, 2023, the Company had $1,504 and $211, respectively, of other income.

Non-Accrual

Loans are placed on non-accrual status when there is reasonable doubt whether principal or interest payments will be collected in full. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. Additionally, any original issue discount (“OID”) and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2024, non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.08%, respectively. As of December 31, 2023, the Company had no loans on non-accrual status.

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

U.S. Federal Income Taxes, Including Excise Tax

The Company has elected to be regulated as a BDC under the 1940 Act. In addition, the Company has elected to be treated as a RIC under Subchapter M of the Code, and expects to qualify as a RIC annually. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of each accounting standard update (“ASU”) issued by the FASB. ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. Refer to Note 11—“Segment Reporting” in the Notes to the Consolidated Financial Statements for additional information on the effects of the adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance. However, the Company does not expect a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance. However, the Company does not expect a material impact on its consolidated financial statements.

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

On November 7, 2024 and March 11, 2025, the Company's Board unanimously approved certain amendments to the Advisory Agreement and the Subadvisory Agreement in connection with the registration of the offering of the Company's shares in certain U.S. states.

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

For the year ended December 31, 2024 and for the Prior Year Reporting Period ended December 31, 2023, the Company accrued $3,617 and $683, respectively, in base management fees, which were fully waived (see “Fee Waiver” below). As of December 31, 2024 and December 31, 2023, there were no amounts payable to the Adviser relating to management fees.

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

For the year ended December 31, 2024, the Company accrued $2,678 in income-based incentive fees, which were fully waived (see “Fee Waiver” below). For the Prior Year Reporting Period ended December 31, 2023, the Company did not accrue income-based incentive fees. As of December 31, 2024 and December 31, 2023, there were no amounts payable to the Adviser relating to income-based incentive fees.

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

For the year ended December 31, 2024, the Company reversed accrued capital gain incentive fees recorded from the prior year of ($25) and for the Prior Year Reporting Period ended December 31, 2023, the Company accrued $25 in capital gains incentive fees which were fully waived (see “Fee Waiver” below). As of December 31, 2024 and December 31, 2023, there were no amounts payable to the Adviser relating to capital gain incentive fees.

Fee Waiver

For the twelve months following the Commencement of Operations, the Advisers had agreed to waive all management fees (including incentive fees) and subadvisory fees payable to them under the Advisory Agreement and Subadvisory Agreement (the “Advisory Fee Waiver”). In connection with the Company’s registration statement, the Advisers agreed to extend all management fee waivers (including the waiver of incentive fees) and subadvisory fees payable to them through December 31, 2024. On December 17, 2024, the Advisers agreed to further extend all management fee waivers (including the waiver of incentive fees) and subadvisory fees payable to them through June 30, 2025. The Advisory Fee Waiver is not revocable during its term and amounts waived pursuant to the Advisory Fee Waiver will not be subject to any right of future recoupment in favor of FEIM and FEAC.

Administration Agreement

The Company has also entered into an Administration Agreement with FEAC as the Administrator. Under the Administration Agreement, the Administrator performs, or oversees the performance of, administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the U.S. Securities and Exchange Commission (“SEC”). In addition, the Administrator assists in determining and publishing the Company’s NAV, oversees the preparation and filing of the Company’s tax returns, oversees the printing and dissemination of reports to the Company’s shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Administrator for its allocable portion of the costs and expenses incurred by the Administrator in performance by the Administrator of its duties under the Administration Agreement, including technology costs and the Company’s allocable portion of cost of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs, which may include personnel at FEIM or FEAC, as well as any costs and expenses incurred by the Administrator relating to any administrative or operating services provided by the Administrator to the Company. The Company’s Board reviews the allocation methodologies with respect to such expenses. Under the Administration Agreement, non-investment professionals of the Administrator may provide, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that the Company’s Administrator outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Administrator. Administrative costs and expenses under the Administration Agreement began to accrue upon the Commencement of Operations.

For the year ended December 31, 2024 and for the Prior Year Reporting Period ended December 31, 2023, the Company incurred administrator expenses of $1,642 and $769, respectively. As of December 31, 2024 and December 31, 2023, $469 and $547, respectively, of administrator expenses were due to the Administrator, which were included in accrued administrator expenses on the Consolidated Statement of Assets and Liabilities. Additionally, as of December 31, 2024 and December 31, 2023, $138 and $0, respectively, were due to the Administrator for direct expenses paid on the Company’s behalf, which were included in due to affiliates on the Consolidated Statement of Assets and Liabilities.

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

The following is a summary of Expense Payments and related Reimbursement Payments since June 6, 2024:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
June 30, 2024	$321	$—	$321	June 30, 2027
July 31, 2024	341	—	341	July 31, 2027
August 31, 2024	329	—	329	August 31, 2027
September 30, 2024	369	—	369	September 30, 2027
October 31, 2024	386	—	386	October 31, 2027
November 30, 2024	449	—	449	November 30, 2027
December 31, 2024	390	—	390	December 31, 2027
Total	$2,585	$—	$2,585

For the year ended December 31, 2024, the Company accrued Expense Payments due from the Adviser in the amount of $2,585. For the year ended December 31, 2024, there were no Reimbursement Payments made to the Adviser.

For the Prior Year Reporting Period ended December 31, 2023, there were no Expense Payments made by the Adviser and no Reimbursement Payments made to the Adviser.

As of December 31, 2024 and December 31, 2023, $2,585 and $0, respectively, of Expense Payments were due from the Adviser, which were included in due from adviser on the Consolidated Statement of Assets and Liabilities.
Note 4. Investments

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2024 and December 31, 2023:

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$653,670	$653,893	100.00%	$70,684	$70,881	100.00%
Common Stock	—	—	—	—	—	—
Warrant	31	32	—	—	2	—
Total investments	$653,701	$653,925	100.00%	$70,684	$70,883	100.00%

The following is a summary of the industry classifications in which the Company invests as of December 31, 2024 and December 31, 2023:

December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$8,288	$8,329	1.27%	2.77%
Air Freight & Logistics	15,187	15,401	2.35	5.13
Automobile Components	13,153	13,112	2.00	4.37
Building Products	6,571	6,646	1.02	2.21
Chemicals	17,581	17,568	2.69	5.86
Commercial Services & Supplies	25,280	25,283	3.87	8.42
Communications Equipment	2,000	1,995	0.31	0.66
Construction & Engineering	3,847	3,791	0.58	1.26
Containers & Packaging	11,304	11,393	1.74	3.79
Diversified Consumer Services	22,514	22,643	3.46	7.54
Diversified Telecommunication Services	8,859	8,943	1.37	2.98
Electrical Equipment	11,337	11,360	1.74	3.78
Electronic Equipment, Instruments & Components	1,975	1,968	0.29	0.66
Entertainment	8,856	8,941	1.37	2.98
Financial Services	52,403	52,495	8.03	17.48
Food Products	8,376	8,492	1.30	2.83
Ground Transportation	12,014	12,084	1.85	4.02
Health Care Equipment & Supplies	9,946	9,943	1.52	3.31
Health Care Providers & Services	77,579	75,647	11.57	25.19
Health Care Technology	17,730	18,082	2.77	6.02
Hotels, Restaurants & Leisure	11,708	11,788	1.80	3.92
Household Durables	12,390	12,531	1.92	4.17
Insurance	29,423	29,560	4.52	9.84
IT Services	8,947	9,011	1.38	3.00
Machinery	37,197	37,096	5.67	12.35
Media	8,061	8,147	1.25	2.71
Metals & Mining	2,012	2,010	0.31	0.67
Oil, Gas & Consumable Fuels	1,000	1,003	0.14	0.33
Passenger Airlines	5,380	5,404	0.83	1.80
Personal Care Products	2,000	2,016	0.31	0.67
Pharmaceuticals	19,048	18,992	2.90	6.32
Professional Services	68,395	68,543	10.48	22.82
Real Estate Management & Development	13,579	13,555	2.07	4.51
Software	61,199	61,338	9.38	20.42
Specialty Retail	13,328	13,470	2.06	4.49
Textiles, Apparel & Luxury Goods	6,795	6,833	1.05	2.28
Trading Companies & Distributors	14,474	14,534	2.22	4.85
Wireless Telecommunication Services	3,965	3,978	0.61	1.32
	$653,701	$653,925	100.00%	217.73%

December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Commercial Services & Supplies	$7,500	$7,508	10.59%	2.99%
Construction & Engineering	2,199	2,197	3.10	0.87
Diversified Consumer Services	5,051	5,059	7.14	2.01
Financial Services	1,774	1,807	2.55	0.72
Health Care Facilities	9,467	9,465	13.35	3.76
Health Care Providers & Services	15,511	15,665	22.10	6.22
Household Durables	6,800	6,796	9.59	2.70
IT Services	954	955	1.35	0.39
Oil, Gas & Consumable Fuels	7,544	7,533	10.63	2.99
Passenger Airlines	2,970	3,010	4.25	1.20
Professional Services	5,392	5,372	7.58	2.13
Software	3,786	3,783	5.34	1.50
Textiles, Apparel, & Luxury Goods	1,736	1,733	2.43	0.69
Total	$70,684	$70,883	100.00%	28.17%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$628,216	$628,349	96.09%	209.22%
Canada	5,749	5,810	0.89	1.93
Europe	19,736	19,766	3.02	6.58
Total	$653,701	$653,925	100.00%	217.73%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$57,257	$57,469	81.07%	22.84%
Canada	5,883	5,881	8.30	2.34
Europe	7,544	7,533	10.63	2.99
Total	$70,684	$70,883	100.00%	28.17%

As of December 31, 2024, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.08%, respectively. As of December 31, 2023, there were no loans on non-accrual status.

As of December 31, 2024 and December 31, 2023, on a fair value basis, 100% of the Company’s performing debt investments bore interest at a floating rate.

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

As of December 31, 2024, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuations procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

Fair Value Disclosures

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$321,304	$332,589	$653,893
Warrant	—	—	32	32
Total Investments	$—	$321,304	$332,621	$653,925
Percentage of Total	0.00%	49.13%	50.87%	100.00%

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$5,018	$65,863	$70,881
Warrant	—	—	2	2
Total Investments	$—	$5,018	$65,865	$70,883
Percentage of Total	0.00%	7.08%	92.92%	100.00%

The following table provides a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the year ended December 31, 2024:

	For the Year Ended December 31, 2024
	First Lien Debt	Warrant	Total Investments
Fair value, beginning of period	$65,862	$2	$65,864
Purchase of investments (including PIK)	299,102	31	299,133
Proceeds from principal repayments and sales of investments	(27,281)	—	(27,281)
Amortization of premium/accretion of discount, net	891	—	891
Net realized gain (loss) on investments	52	—	52
Net change in unrealized appreciation (depreciation) on investments	(1,099)	(1)	(1,100)
Transfers out of Level 3	(4,938)	—	(4,938)
Fair value, end of period	$332,589	$32	$332,621
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at December 31, 2024	$(1,113)	$(1)	$(1,114)

Investments were transferred out of Level 3 during year ended December 31, 2024 due to improvements in the quantity and quality of information, specifically the number of vendor quotes available to support the valuation of each investment, as assessed by the Valuation Designee.

The following table provides a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the Prior Year Reporting Period ended December 31, 2023:

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

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2024 and December 31, 2023. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
First lien debt (2)	$247,699	Discounted cash flows (income approach)	Comparative Yield	8.56%	14.23%	10.40%
	22,492	Recoverability	Collateral Value	$19.6mm	$367.9mm	$132.3mm
	270,191
Warrant	32	Option pricing model	Volatility	78.00%	88.00%	83.00%
			Time Horizon (years)	5.0 yrs	10.0 yrs	7.5 yrs
Total	$270,223
(1)
Weighted averages are calculated based on fair value of investments.
(2)
Excluded from the presentation is $62,398 in first lien senior secured debt for which the Valuation Designee did not develop the unobservable inputs for the determination of fair value (examples include insufficient liquidity and single source quotation).

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

Other Financial Assets and Liabilities

As of December 31, 2024, the carrying amounts of the Company’s other financial instruments, such as cash, receivables and payables, approximate the fair value of such items due to the short maturity of such instruments and would be categorized as Level 1 within the fair value hierarchy. As of December 31, 2024, the carrying amount of the Company’s outstanding Credit Facility approximates fair value and would be categorized as Level 3 within the fair value hierarchy. The fair value of the Credit Facility is estimated based upon market interest rates and entities with similar credit risk.

Note 6. Borrowings

In connection with the Company’s organization, the Board and the Company’s initial shareholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result of this approval, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2024, the Company's asset coverage ratio was 192.2%.

SPV Financing Facility

On September 22, 2023, First Eagle Private Credit Fund SPV, LLC (the “SPV”), a wholly-owned financing subsidiary of the Company, as borrower, the Company, as transferor, and FEPC Fund Servicer, LLC, an affiliate of the Company, as servicer, entered into a $350,000 senior secured revolving credit facility, as amended (the “Credit Facility”) with Morgan Stanley Bank, N.A., as initial lender, certain other lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as account bank and collateral custodian, and FEPC Fund Servicer, LLC, a wholly-owned subsidiary of the Company, as servicer under the Credit Facility.

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

On November 7, 2024, the SPV entered into the third amendment to the loan and servicing agreement (“Third Amendment”), amending the Credit Facility. The Third Amendment (i) reduces the spread to 2.55% per annum during the revolving period and 3.05% per annum during the amortization period; (ii) amends the 5% PIK loan concentration limitation component of the borrowing base to exclude from the concentration limitation PIK loans with a minimum cash spread of at least 5% paid quarterly; (iii) increases the minimum utilization amount to be 75% of the commitments under the Credit Facility; and (iv) resets as of the Third Amendment date the time period the prepayment premium is due in connection with reducing or terminating commitments under the Credit Facility.

The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 75% of the principal balance of its eligible portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 65%. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through September 22, 2026. The Credit Facility has a minimum utilization requirement (“Minimum Utilization”) of 35% of the facility amount (following a nine-month ramp-up period through September 21, 2024). The Minimum Utilization increased to 65% from September 22, 2024 and increased again to 75% from November 7, 2024 through the end of the revolving period. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The SPV’s obligations under the Credit Facility are secured by a first priority security interest in substantially all of the assets of the SPV, including its portfolio of investments, and the Company’s equity interest in the SPV. As of December 31, 2024, the Company held 120 investments with a total fair market value of $505,108 in the SPV as collateral for the Credit Facility. As of December 31, 2024, the Company had $325,600 in borrowings outstanding under the Credit Facility. As of December 31, 2023, the Company held 17 investments with a total fair market value of $50,997 in the SPV as collateral for the Credit Facility. As of December 31, 2023, the Company had no outstanding borrowings under the Credit Facility.

The Credit Facility has a scheduled maturity date of September 22, 2028, or earlier in accordance with the terms of the Credit Facility. Borrowings under the Credit Facility bear interest initially at the annual rate of three month SOFR plus a spread. The initial spread through November 6, 2024 was 3.05% per annum for term SOFR advances, reducing to 2.55% per annum for term SOFR advances from November 7, 2024 through the end of the revolving period, and 3.05% per annum during the amortization period. Additionally, the SPV pays a fee of 0.15% per annum on the notional loan amount of $350,000, a minimum utilization fee of 2.55% on the Minimum Utilization less any outstanding borrowings if outstanding borrowings are less than the Minimum

Utilization, and an unused fee of 0.60% per annum on the difference between the total facility amount and the greater of the Minimum Utilization or total outstanding borrowings.

Components of Interest Expense

The components of the Company’s interest expense were as follows:

	For the Year Ended December 31, 2024		For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Borrowing interest expense	$9,698		$—
Borrowing administration fees	534		148
Facility unused fees	1,445		589
Amortization of financing costs	615		151
Total interest expense	$12,292		$888
Average Debt Outstanding	161,319	(1)	—
Average Stated Interest Rate	7.93%	(1)	—
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

As of December 31, 2024 and December 31, 2023, the Company has the following unfunded commitments to portfolio companies:

December 31, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
841 Prudential MOB LLC	Delayed Draw	10/8/2027	$719	$(11)
Air Buyer Inc.	Delayed Draw	1/23/2026	$1,138	$(15)
Air Conditioning Specialist, Inc.	Delayed Draw	11/19/2026	$1,915	$(10)
AMCP Clean Acquisition Co LLC	Delayed Draw	6/15/2028	$1,840	$8
Apella Capital LLC	Delayed Draw	12/4/2026	$148	$(1)
APS Acquisition Holdings, LLC	Delayed Draw	7/11/2026	$3,483	$(52)
Argano, LLC	Delayed Draw	3/13/2026	$2,087	$(42)
Case Works, LLC	Delayed Draw	10/1/2029	$272	$(4)
Community Based Care Acquisition, Inc.	Delayed Draw	3/19/2026	$2,118	$—
Elevate HD Parent, Inc.	Delayed Draw	2/18/2025	$482	$—
Electrical Components International, Inc.	Delayed Draw	5/10/2026	$433	$(7)
Enverus Holdings, Inc.	Delayed Draw	12/12/2026	$192	$—
First Steps Recovery Acquisition, LLC	Delayed Draw	9/29/2025	$1,149	$(23)
Focus Financial Partners, LLC	Delayed Draw	9/10/2026	$194	$2
Gen4 Dental Partners Opco, LLC	Delayed Draw	5/13/2026	$2,333	$(70)
Groundworks Operations, LLC	Delayed Draw	3/6/2026	$393	$3
Housework Holdings	Delayed Draw	3/1/2025	$428	$—
Housework Holdings	Delayed Draw	5/28/2026	$417	$—
In Vitro Sciences, LLC	Delayed Draw	7/31/2024	$23	$(1)
Medrina, LLC	Delayed Draw	4/20/2025	$1,550	$—
Monarch Behavioral Therapy, LLC	Delayed Draw	6/6/2026	$1,076	$(8)
Prescott's Inc.	Delayed Draw	12/30/2026	$3,585	$(40)
RL James, Inc.	Delayed Draw	12/15/2025	$612	$(15)
RMBUS Holdco Inc.	Delayed Draw	1/8/2026	$2,070	$—
SR Landscaping, LLC	Delayed Draw	2/20/2026	$1,191	$(3)
Strategy Corps, LLC	Delayed Draw	6/28/2026	$3,300	$(33)
Tri Scapes, LLC	Delayed Draw	7/12/2026	$2,370	$(36)
US Fertility Enterprises, LLC	Delayed Draw	10/3/2026	$97	$1
Waste Resource Management Inc.	Delayed Draw	12/28/2029	$1,208	$—
Xcel Brands, Inc.	Delayed Draw	12/12/2028	$683	$(15)
XPT Partners, LLC	Delayed Draw	12/10/2026	$1,205	$(18)
Revolver
Air Buyer Inc.	Revolver	7/23/2030	$517	$(7)
Air Conditioning Specialist, Inc.	Revolver	11/19/2029	$847	$(4)
Apella Capital LLC	Revolver	3/1/2029	$50	$—
APS Acquisition Holdings, LLC	Revolver	7/11/2029	$1,741	$(26)
Argano, LLC	Revolver	9/13/2029	$348	$(7)
Case Works, LLC	Revolver	10/1/2029	$362	$(5)
Elevate HD Parent, Inc.	Revolver	8/20/2029	$200	$—
Enthusiast Auto Holdings, LLC	Revolver	12/19/2025	$1,151	$—
Enverus Holdings, Inc.	Revolver	12/24/2029	$284	$(8)
First Steps Recovery Acquisition, LLC	Revolver	3/29/2030	$597	$(12)
Gen4 Dental Partners Opco, LLC	Revolver	5/13/2030	$467	$(14)
Housework Holdings	Revolver	12/15/2028	$176	$—
In Vitro Sciences, LLC	Revolver	2/28/2029	$568	$(20)
Mammoth Holdings, LLC	Revolver	11/15/2029	$659	$(20)
Medrina, LLC	Revolver	10/20/2029	$1,107	$—
Mid-State Machine and Fabricating Corporation	Revolver	6/21/2029	$1,917	$(14)
Monarch Behavioral Therapy, LLC	Revolver	6/6/2030	$1,059	$(8)
Owl Vans, LLC	Revolver	12/31/2030	$1,200	$(16)
Prescott's Inc.	Revolver	12/30/2030	$896	$(10)
Project Cloud Holdings, LLC	Revolver	3/31/2029	$71	$(2)
RL James, Inc.	Revolver	12/15/2028	$973	$(24)
RMBUS Holdco Inc.	Revolver	1/8/2029	$1,035	$—
Sagebrush Buyer, LLC	Revolver	7/1/2030	$1,263	$(19)
SR Landscaping, LLC	Revolver	10/30/2029	$579	$(1)
Strategy Corps, LLC	Revolver	6/28/2030	$1,650	$(16)
Syner-G Intermediate Holdings, LLC	Revolver	9/17/2030	$1,150	$(13)
The Mutual Group, LLC	Revolver	1/31/2030	$1,299	$(19)
Tri Scapes, LLC	Revolver	7/12/2030	$1,185	$(18)
Unified Patents, LLC	Revolver	12/23/2027	$1,271	$(10)
Visante Acquisition, LLC	Revolver	1/31/2030	$976	$—
Waste Resource Management Inc.	Revolver	12/28/2029	$786	$—
XPT Partners, LLC	Revolver	9/13/2028	$271	$(4)
Zenith American Solutions, Inc.	Revolver	7/11/2029	$596	$(9)

Total Unfunded Commitments	$65,962	$(696)

December 31, 2023
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
Air Conditioning Specialist, Inc.	Delayed Draw	9/30/2024	$28	$—
Elevate HD Parent, Inc.	Delayed Draw	2/18/2024	$110	$(2)
Elevate HD Parent, Inc.	Delayed Draw	2/18/2025	$533	$(10)
Enverus Holdings, Inc.	Delayed Draw	12/12/2026	$192	$(3)
Housework Holdings	Delayed Draw	12/15/2028	$502	$(15)
Mammoth Holdings, LLC	Delayed Draw	11/15/2025	$909	$(18)
Medrina, LLC	Delayed Draw	4/20/2025	$1,550	$(29)
RL James, Inc.	Delayed Draw	12/15/2025	$2,162	$(41)
SR Landscaping, LLC	Delayed Draw	4/30/2025	$1,784	$(27)
Waste Resource Management Inc.	Delayed Draw	12/28/2025	$2,069	$(31)
Revolver
Acumera, Inc.	Revolver	6/7/2025	$62	$(1)
Air Conditioning Specialist, Inc.	Revolver	11/9/2026	$62	$(1)
Elevate HD Parent, Inc.	Revolver	8/20/2029	$200	$(4)
Enverus Holdings, Inc.	Revolver	12/24/2029	$293	$(4)
Housework Holdings	Revolver	12/15/2028	$178	$(5)
Mammoth Holdings, LLC	Revolver	11/15/2029	$455	$(9)
Medrina, LLC	Revolver	10/20/2029	$1,107	$(21)
RL James, Inc.	Revolver	12/15/2028	$1,081	$(20)
SR Landscaping, LLC	Revolver	10/30/2029	$801	$(12)
Waste Resource Management Inc.	Revolver	12/28/2029	$828	$(12)
Total Unfunded Commitments			$14,906	$(265)

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

On March 1, 2024, pursuant to a capital drawdown notice to its investors, the Company issued and sold 2,058,460 Common Shares for an aggregate offering price of $50,000. After the capital drawdowns, the Company had no uncalled capital commitments.

On December 1, 2024, investors purchased 2,021 Common Shares for an aggregate offering price of $49.

The following table summarizes the issuance of shares during the year ended December 31, 2024:

Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
March 1, 2024	2,058,460	$50,000
December 1, 2024	2,021	$49
Total	2,060,481	$50,049

The following table summarizes the issuance of shares during the year ended December 31, 2023:

Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
April 28, 2023	4,000	$100
July 10, 2023	2,052,000	$51,300
October 6, 2023	8,310,798	$201,300
Total	10,366,798	$252,700

During the year ended December 31, 2024, the Company also issued 321 shares for an aggregate value of $8 under the Company’s dividend reinvestment plan.

As of December 31, 2024 , the Company has received capital commitments totaling $302,700, which was fully called as of December 31, 2024. As of December 31, 2023, the Company had received capital commitments totaling $302,700, of which $50,000 remained uncalled.

Distributions

The following table presents distributions that were declared and payable during the year ended December 31, 2024 and the Prior Year Reporting Period ended December 31, 2023:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For Calendar Year 2024
February 5, 2024	February 6, 2024	February 27, 2024	$0.120	$1,244
February 29, 2024	February 29, 2024	March 26, 2024	$0.120	$1,244
March 28, 2024	March 28, 2024	April 26, 2024	$0.120	$1,491
April 30, 2024	April 30, 2024	May 29, 2024	$0.120	$1,491
May 29, 2024	May 31, 2024	June 29, 2024	$0.155	$1,924
June 26, 2024	June 28, 2024	July 29, 2024	$0.180	$2,239
July 29, 2024	July 31, 2024	August 28, 2024	$0.210	$2,609
August 28, 2024	August 30, 2024	September 26, 2024	$0.210	$2,609
September 29, 2024	September 30, 2024	October 29, 2024	$0.210	$2,609
October 30, 2024	October 31, 2024	November 26, 2024	$0.210	$2,609
November 27, 2024	November 29, 2024	December 27, 2024	$0.210	$2,609
December 31, 2024	December 31, 2024	January 30, 2025	$0.205	$2,548
				$25,226
For Calendar Year 2023
December 20, 2023	December 20, 2023	December 28, 2023	$0.120	$1,244
				$1,244

Character of Distributions

The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, and capital gains proceeds from the sale of assets.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table present the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the year ended December 31, 2024 and the Prior Year Reporting Period ended December 31, 2023:

	December 31, 2024	December 31, 2023
Ordinary income (including net short-term capital gains)	$25,226	$1,244
Capital gains	—	—
Return of capital	—	—
Total taxable distributions	$25,226	$1,244

Distribution Reinvestment

The Company has adopted a dividend reinvestment plan (“DRP”), pursuant to which it reinvests all cash dividends declared by the Board on behalf of its shareholders who elected not to receive their dividends in cash. Shareholders who have opted into the Company’s DRP will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. As of commencement of the public offering, investors and clients of certain participating brokers in states that do not permit automatic enrollment in our DRP will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares. A participating shareholder will receive an amount of shares equal to the amount of the distribution on that participant’s shares divided by the most recent net asset value (“NAV”) per share that is available on the date such distribution was paid. Shareholders who receive distributions in the form of shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, since their cash distributions will be reinvested, those shareholders will not receive cash with which to pay any applicable taxes. The Company intends to use newly issued shares to implement the plan.

Share Repurchase Program

The Company has implemented a share repurchase program under which, at the discretion of the Board, the Company may repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. For the avoidance of doubt, such target amount is assessed each calendar quarter. The Board may amend or suspend the share repurchase program at any time (including to offer to purchase fewer shares) if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of its shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board intends to reinstate the share repurchase program when appropriate and subject to our Board’s duties to the Company. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act. All Common Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Common Shares.

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

In addition, our Common Shares are sold to certain feeder vehicles primarily created to hold the Company's Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, we may not apply the Early Repurchase Deduction to repurchase requests made by the feeder vehicles, including because of administrative or systems limitations.

Share Repurchases

During the year ended December 31, 2024, 20,259 shares were repurchased. There were no share repurchases completed during the Prior Year Reporting Period ended December 31, 2023.

The following table presents the share repurchases completed during the year ended December 31, 2024 (dollars in thousands except share and per share amounts):

Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
November 29, 2024	20,259	0.2%	$24.21	December 31, 2024	$490	—

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) Amounts shown net of Early Repurchase Deduction.

(3) All repurchase requests were satisfied in full.

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

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the year ended December 31, 2024 and the Prior Year Reporting Period ended December 31, 2023, permanent differences were as follows:

	December 31, 2024	December 31, 2023
Undistributed net investment income (loss)	$961	$379
Accumulated net realized gain (loss)	178	4
Paid in capital	(1,139)	(383)

During the year ended December 31, 2024 and the Prior Year Reporting Period ended December 31, 2023, permanent differences were principally related to non-deductible offering costs.

The following reconciles the increase in net assets resulting from operations to taxable income for the year ended December 31, 2024 and the Prior Year Reporting Period ended December 31, 2023:

	December 31, 2024	December 31, 2023
Net increase (decrease) in net assets resulting from operations	$24,325	$212
Net realized gain (loss)	1,952	—
Net change in unrealized appreciation (depreciation)	(26)	(199)
Expenses not currently deductible and income and realized losses not currently includable	(78)	1,107
Non-deductible expenses and income not includable	1,136	383
Taxable/distributable income	$27,309	$1,503

The components of accumulated under-distributed (over-distributed) earnings as calculated on a tax basis for the taxable year ended December 31, 2024 and the Prior Year Reporting Period ended December 31, 2023 are as follows:

	December 31, 2024	December 31, 2023
Distributable ordinary income	$1,783	$255
Distributable capital gains	559	4
Net unrealized (appreciation) depreciation	(1,728)	199
Other temporary book/tax differences	78	(1,107)
Total accumulated earnings (losses) - net	$692	$(649)

Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Company may get carried forward indefinitely, and retain their character as short-term and/or long-term losses. Any such losses will be deemed to arise on the first day of the next taxable year. The Company did not have any capital losses for the year ended December 31, 2024 and the Prior Year Reporting Period ended December 31, 2023.

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2024 and December 31, 2023 are as follows:

	December 31, 2024	December 31, 2023
Tax cost	$653,701	$70,883
Gross unrealized appreciation	4,135	317
Gross unrealized depreciation	(5,863)	(118)
Net unrealized investment appreciation (depreciation) on investments	$(1,728)	$199

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

Note 10. Financial Highlights and Senior Securities

The following is a schedule of financial highlights for the year ended December 31, 2024 and for the Prior Year Reporting Period ended December 31, 2023:

	For the Year Ended December 31, 2024	For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Per Share Data:
Net assets, beginning of period	$24.28	$—
Net investment income (loss) after excise tax (1)(2)	2.14	—
Net realized gain (loss) (1)	(0.13)	—
Net change in unrealized appreciation (depreciation) (1)	—	—
Net increase (decrease) in net assets resulting from operations (1)	2.01	0.05
Distributions declared from net investment income	(2.07)	(0.12)
Issuance of shares	—	25.00
Other (3)	(0.01)	(0.65)
Total increase (decrease) in net assets	(0.07)	24.28
Net assets, end of period	$24.21	$24.28
Shares outstanding, end of period	12,407,361	10,366,818
Total return based on NAV (4)	8.57%	(2.40)%
Ratios:
Net expenses to average net assets (5)	5.56%	6.24%
Net investment income to average net assets (5)	8.92%	0.12%
Portfolio turnover rate (6)	23.07%	0.95%
Supplemental Data:
Net assets, end of period	$300,334	$251,668
Average debt outstanding (7)	$161,319	$—
Asset coverage ratio (7)	192.2%	—
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
(5)
For the year ended December 31, 2024, the ratio of total operating expenses to average net assets was 8.61% , excluding the effect of management fee and income based incentive fee waivers by the Adviser, if any, which represented 3.05% of average assets. For the Prior Year Reporting Period ended December 31, 2023, amounts are annualized except for organizational costs, excise tax, and management fee and income based incentive fee waivers by the Adviser, if any. For the Prior Year Reporting Period ended December 31, 2023, the ratio of total operating expenses to average net assets was 6.92% on an annualized basis, excluding the effect of management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.68% of average assets.
(6)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.
(7)
As of December 31, 2023, the Company had no debt outstanding.

The following is information about the Company’s senior securities as of December 31, 2024 and December 31, 2023:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Facility
December 31, 2024	$325,600	$1,922	N/A	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Facility
December 31, 2023 (5)	$—	$—	—	N/A

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

Note 11. Segment Reporting

Operating segments are defined as components of a company that engage in business activities and for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. In accordance with ASC 280, the Company has determined that it has a single operating segment which makes investments in accordance with the Company’s investment objectives to generate returns in the form of current income and, to a lesser extent, long-term capital appreciation investments. The Company’s CODM is comprised of the Subadviser’s Direct Lending Investment Committee and Tradeable Credit Investment Committee.

The CODM assesses the performance of, and makes the operating decisions of, the Company on a consolidated basis primarily based on the Company’s net investment income and net increase (decrease) in net assets resulting from operations. In addition to numerous other factors and metrics, the CODM utilizes net investment income and net increase (decrease) in net assets resulting from operations as key metrics in determining the amount of dividends to be distributed to the Company's stockholders. As the Company has a single reporting segment, the segment assets are reflected on the accompanying consolidated Statement of Assets and Liabilities as “total assets,” and the significant segment expenses are listed on the accompanying consolidated Statement of Operations.

Note 12. Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of December 31, 2024, except as discussed below.

The Company received approximately $902 of net proceeds relating to the issuance a shares for subscriptions effective January 1, 2025.

On January 10, 2025, the Company was granted exemptive relief by the SEC that permits the Company to offer multiple classes of Common Shares in the public offering.

On January 31, 2025, the Company’s board declared a distribution of $0.205 per Common Share, which was paid on February February 27, 2025 to shareholders of record on January 31, 2025.

On March 3, 2025, First Eagle Holdings, Inc. announced a definitive agreement under which funds managed by Genstar Capital will make a majority investment in First Eagle Holdings, Inc. First Eagle Holdings, Inc. is the parent company to the Advisers, Genstar Capital is a private equity firm focused on investments in targeted segments of the financial services, healthcare, industrials, and software industries.

The transaction will involve the buyout of all interests in First Eagle Holdings, Inc. currently held by funds indirectly controlled by Blackstone Inc. and Corsair Capital LLC and certain related co-investors. The transaction is expected to be completed in the second half of 2025, subject to customary closing conditions, including obtaining necessary fund and client consents and customary regulatory approvals.

As required under the 1940 Act, closing of the transaction will be deemed an “assignment” of the current investment advisory agreement between the Company and the Adviser, and the current subadvisory agreement between the Company, the Adviser and the Subadviser, which will result in automatic termination of the agreements. It is anticipated that the Board will consider a new substantially identical investment advisory agreement with FEIM and a new substantially identical subadvisory agreement with FEAC (together, the “New Advisory Agreements”). If approved by the Board, the New Advisory Agreements will be presented to the shareholders of the Fund for approval, and, if so approved by shareholders, will take effect upon closing of the transaction or such later time as shareholder approval is obtained.

The transaction is not expected to result in any change in the portfolio management of the Company or in the Company's investment objectives or policies.

On March 12, 2025, Telmo Martins notified the Company of his intent to resign from his position as Chief Compliance Officer of the Company, effective as of April 30, 2025. Mr. Martins’ decision to resign from the Company was not due to a disagreement on any matter related to the Company's operations, policies or practices.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

(b) Management's Report on Internal Control Over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2024 was effective.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each such term is defined in Item 408(c) of Regulation S-K.

On March 12, 2025, Telmo Martins notified the Company of his intent to resign from his position as Chief Compliance Officer of the Company, effective as of April 30, 2025. Mr. Martins’ decision to resign from the Company was not due to a disagreement on any matter related to the Company's operations, policies or practices.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Trustees

Our business and affairs are managed under the direction of the Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, oversight over the valuation of our assets, oversight of our financing arrangements and corporate governance activities. Pursuant to our Declaration of Trust, the Board may modify, by amendment to our Bylaws, the number of members of the Board provided that the number of Trustees will never be less than three (3), except for a period of up to sixty (60) days after the death, removal or resignation of a Trustee pending the election of such Trustee’s successor. Our Board consists of six (6) members, five (5) of whom are not “interested persons” of the Company or of the Advisers as defined in Section 2(a)(19) of the 1940 Act and are “independent”, as determined by our Board (the “Independent Trustees” in accordance with the standards set forth in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company or the Adviser. We refer to these individuals as our Independent Trustees. In determining independence, the Board reviews and considers such information as it deems appropriate including, among other items, completed Trustee due diligence questionnaires, and may conduct interviews and background checks as appropriate. Our Board elects our executive officers, who serve at the discretion of the Board.

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

Name and Year of Birth	Position	Trustee Since	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Trustee	Other Directorships Held During Past 5 Years
Independent Trustees
Nancy Hawthorne (born 1951)	Trustee (Chair)	Since March 2023	Founder and Partner, Hawthorne Financial Advisors, LLC (2014-2023)	2

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

Committee (2015-

2022); Chair, Barra Foundation’s Investment

Committee (charitable organization providing grants to low-income communities in the Philadelphia area) (2013-2020)

				2	Trustee, First Eagle Global Opportunities Fund
Stuart George (born 1968)	Trustee	Since March 2023	Director, Helena Devereaux Foundation (non-profit foundation) (since 2023); Treasurer, Board of Directors for Heights Philadelphia (nonprofit organization supporting urban high school and college students) (since 2018); Individual Investor (since 1997)	2	Trustee, First Eagle Global Opportunities Fund
Laurence Smith (born 1958)	Trustee	Since March 2023	Chairman, Chief Investment Officer, and Founding Partner, Third Wave Global Investors (global macro investment advisory) (2004-2021)	2

Trustee, First Eagle

Global

Opportunities Fund; Director, Horton Point & Amplified Technology Holdings (financial technology) (since

2016); Trustee, Montefiore Health System (since

2015); Trustee, Healthcare Trustees

of New York State (since 2018); Director, Student- Run Investment Fund Board, University of Florida (since

2012); Immediate Past Chair, White Plains Hospital (since 2022); Trustee of The Healthcare Association of New York State (since 2025); Director, Mirae Asset Emerging Markets Funds (2020-2023); Chairman of the Board of Directors, White Plains Hospital (2015-2022); Trustee, Stern Foundation (endowment fund) (2008-2020)

Interested Trustees (1)
David O’Connor (born 1966)	President; Chief Executive Officer; Trustee	Since March 2023

General Counsel, First Eagle

Investment Management, LLC; General Counsel, First Eagle Funds; General Counsel, First Eagle

Variable Funds; General Counsel, First Eagle Credit Opportunities Fund; General Counsel, First Eagle Holdings, Inc.; General Counsel and Manager, FEF Distributors, LLC; General Counsel, First Eagle Real Estate Debt Fund; Director, First Eagle Amundi; Director, First Eagle Amundi Alternative Credit SICAV; Director, First Eagle Funds (Ireland) ICAV;

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

2

Trustee, First Eagle Global

Opportunities Fund; Director, First Eagle Amundi; Director, First Eagle Funds (Ireland) ICAV; Director, First Eagle Investment Management, Ltd;

Managing Director, First Eagle Investment Management

GmbH

Managing Director and Chief Legal Officer, First Eagle Alternative Credit, LLC

(1)
“Interested person,” as defined in the 1940 Act, of the Company. Mr. O’Connor is an interested person of the Company due to his affiliation with the Adviser.

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

Mr. Laurence Smith. Mr. Smith is Chairman, Chief Investment Officer, and Founding Partner of Third Wave Global Investors. He also serves as Chief Investment Officer and Board Director for Horton Point. Previously, he was the Global Chief Investment Officer and US CEO of Credit Suisse Asset Management. Prior to Credit Suisse, he held several positions at JP Morgan Investment Management, including Global Head of Asset Allocation and Balanced Accounts, and Co-Head of Fixed Income. Mr. Smith serves as Immediate Past Chair of the White Plains Hospital Board of Directors. He is also a member of the Montefiore Health System Board and the Board of the Healthcare Trustees of New York State and the Board of the Healthcare Association. He is a member of the Pacific Bridge Capital Advisory Board, serves on an advisory committee and a student-run investment fund board for the University of Florida, and is on the Board of the Stern Foundation. He holds an M.B.A. from the University of California, Berkeley, and an undergraduate degree in business from the University of Florida. For the Company, Mr. Smith serves as the Chair of the Board’s Audit Committee and serves as a member of the Nominating and Governance Committee.

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

Chief Compliance Officer, First Eagle Alternative Credit LLC; prior to December 2022, Chief Compliance Officer, Northern Funds and Northern Institutional Funds at Northern Trust Asset Management; prior to May 2020, Director, Deputy Chief Compliance Officer, AllianceBernstein Mutual Funds

Jennifer Wilson (born 1972)	Chief Financial Officer/ Treasurer	Since March 2023

Chief Accounting Officer, First Eagle Alternative Credit LLC; prior to January 2020, Director of Financial Planning & Analysis, LLC; THL Credit Advisors; Chief Accounting Officer, First Eagle Credit Opportunities Fund

Sabrina Rusnak-Carlson (born 1979)	General Counsel/ Secretary	Since March 2023

General Counsel, First Eagle Alternative Credit LLC; Deputy General Counsel, First Eagle Credit Opportunities Fund; prior to January 2020, General Counsel and Chief Compliance Officer, THL Credit Advisors LLC

Smriti Kodandapani (born 1983)	Deputy General Counsel/ Assistant Secretary	Since March 2023	Deputy General Counsel and Director, First Eagle Investment Management, LLC; Deputy General Counsel and Secretary, First Eagle Global Opportunities Fund
William Karim (born 1980)	Deputy General Counsel	Since March 2023	Deputy General Counsel, First Eagle Alternative Credit LLC; prior to January 2020, Associate General Counsel, THL Credit LLC
Sheelyn Michael (born 1971)	Deputy General Counsel	Since March 2023

Deputy General Counsel and Managing Director, First Eagle Investment Management, LLC; Secretary and Deputy General Counsel, First Eagle Funds and First Eagle Variable Funds; Director, First Eagle Investment Management, Ltd; Secretary and Deputy General Counsel, First Eagle Credit Opportunities Fund; Deputy General Counsel, First Eagle Global Opportunities Fund

Michael Luzzatto (born 1977)	Vice President	Since March 2023

Managing Director, First Eagle Investment Management, LLC; Vice President, FEF Distributors, LLC; Vice President, First Eagle Funds

and First Eagle Variable Funds; Vice President, First Eagle Credit Opportunities Fund; Vice President, First Eagle Global Opportunities Fund

Casey Walker (born 1985)	Assistant Secretary	Since March 2023

Vice President, First Eagle Investment Management, LLC; Assistant Secretary, First Eagle Funds; Assistant Secretary, First Eagle Variable Funds; Assistant Secretary, First Eagle Global Opportunities Fund

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

The Nominating and Governance Committee will consider qualified trustee nominees recommended by shareholders when such recommendations are submitted in accordance with our Bylaws and the nominating procedures and any other applicable law, rule or regulation regarding trustee nominations. Shareholders may submit candidates for nomination for the Board by writing to: Board of Trustees of First Eagle Private Credit Fund, c/o General Counsel and Secretary, First Eagle Investment Management, LLC, 1345 Avenue of the Americas, New York, NY 10105. When submitting a nomination to us for consideration, a shareholder must provide certain information proving his status as a shareholder and certain information about each person whom the shareholder proposes to nominate for election as a trustee, including: (i) the name of the shareholder and evidence of the person’s ownership of shares of the Company, including the number of shares owned and the length of time of ownership; (ii) the name of the candidate, the candidate’s resume or a listing of his or her qualifications to be a trustee of the Company, and if requested by the Nominating and Governance Committee, a completed and signed trustee’s questionnaire; (iii) the class, series (if applicable) and number of shares of our common shares owned beneficially or of record by such individual; (iv) the date such shares were acquired and the investment intent of such acquisition; (v) whether such shareholder believes any such individual is, or is not, an “interested person” of the Company, as defined in the 1940 Act, and information regarding such individual that is sufficient, in the discretion of the Board or any committee thereof or any authorized officer of the Company, to make either such determination; and (vi) all other information relating to such individual that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of trustees pursuant to Section 14 of the Exchange Act, and the rules and regulations promulgated thereunder. Such notice must be accompanied by the proposed nominee’s written consent to be named as a nominee and to serve as a trustee if elected.

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

Insider Trading Policy

We maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and the Company, and have implemented processes for the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

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

No compensation is paid to the Trustees who are interested persons of the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

Amounts payable under the arrangement are determined and paid quarterly as follows:

	Total Compensation earned from the Company for Fiscal Year 2024 (1)	Total Compensation earned from Fund Complex for Fiscal Year 2024
Interested Trustees
David O’Connor (2)	$—	$—
Independent Trustees
Nancy Hawthorne (3)	$111,750	$199,250
Rajender Chandhok	$81,750	$156,750
Patrick Coyne	$81,750	$156,750
Stuart George (4)	$91,750	$166,750
Laurence Smith (5)	$91,750	$173,000

(1)
The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.
(2)
Mr. O’Connor is an interested trustee and, as such, does not receive compensation from the Company or the Fund Complex for his services as a trustee.
(3)
Includes compensation as chairman of the Board.
(4)
Includes compensation as chairman of the Nominating and Governance Committee.
(5)
Includes compensation as chairman of the Audit Committee.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 14, 2025, the beneficial ownership of each Trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and Trustees as a group. Percentage of beneficial ownership is based on 12,444,675 shares outstanding as of March 14, 2025. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Ownership information for those persons who beneficially own 5% or more of our shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our trustees are divided into two groups—interested and independent. Interested trustees are “interested persons” of the Company or the Adviser as defined in Section 2(a)(19) of the 1940 Act. Unless otherwise indicated, the address of all executive officers and trustees is 1345 Avenue of the Americas, New York, NY 10105.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage
Interested Trustees
David O’Connor (1)	—	*
Independent Trustees
Nancy Hawthorne	—	*
Rajender Chandhok	—	*
Patrick Coyne	—	*
Stuart George	—	*
Laurence Smith (2)	—	*
Executive Officers Who Are Not Directors
Telmo Martins	—	*
Jennifer Wilson	—	*
Sabrina Rusnak-Carlson	—	*
Smriti Kodandapani	—	*
William Karim	—	*
Sheelyn Michael	—	*
Michael Luzzatto	—	*
Casey Walker	—	*
All Trustees and Executive Officers as a Group (14 Persons)	—	*
5% or More Holders:	—	*
FEPCF Founders Fund, L.P. (1)	8,307,890	66.8%
FEPCF Founders Fund, G.P. LLC (1)	8,307,890	66.8%
First Eagle Alternative Credit (1)	8,307,890	66.8%
First Eagle Investment Management (1)	8,307,890	66.8%
First Eagle Holdings, Inc. (1)	8,307,890	66.8%
Florida Power & Light Company Qualified Decommissioning Trust for Turkey Point and St. Lucie Nuclear Plants (2)	4,097,524	32.9%

* Less than 1%

(1)
FEPCF Founders Fund GP LLC (“Founders Fund GP”) is the sole general partner of FEPCF Founders Fund L.P. (“Founders Fund”). FEAC is the investment advisor to Founders Fund and sole member of Founders Fund GP. FEIM is the sole and managing member of FEAC. First Eagle Holdings, Inc. (“FEH”) is the managing member of FEIM. Founders Fund, Founders Fund GP, FEAC, FEIM and FEH maintain the shared power to vote or dispose of 8,307,890 shares consisting of 4,414 Common Shares held directly by FEIM and 8,303,476 Common Shares held directly by Founders Fund. The address of the principal business office of FEIM and FEH is 1345 Avenue of the Americas, 48th Floor, New York, NY 10105. The address of the principal business office of Founders Fund, Founders Fund GP and FEAC is 500 Boylston St., Suite 1200, Boston, MA 02116.
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

Co-Investment Relief

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. The SEC granted the Advisers an exemptive order that allows us to co-invest in portfolio companies with Affiliated Funds and Proprietary Accounts of FEIM, FEAC or their affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions of the Co-Investment Order. Pursuant to the Co-Investment Order, we are permitted to co-invest with Affiliated Funds and/or Proprietary Accounts if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees make certain conclusions in connection with a co-investment transaction, including that:

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2024 and December 31, 2023 were $400,000 and $270,000, respectively.

Fees included in the audit fees category are those associated with the annual audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2024 and December 31, 2023 were $0 and $0, respectively.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. No audit related fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and December 31, 2023.

Tax Fees

The aggregate tax fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2024 and December 31, 2023 were $56,600 and $44,000, respectively.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and December 31, 2023.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees and Audit-Related Fees and Tax Fees” above, for the years ended December 31, 2024 and December 31, 2023.

No fees were billed by PricewaterhouseCoopers LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and December 31, 2023.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the years ended December 31, 2024 and December 31, 2023. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

The Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor in order to assure that the performance of these services does not impair the auditor’s independence from the Company. Accordingly, the Audit Committee has adopted a Pre-Approval of Independent Auditor Services Policy (the “Policy”), which sets forth the conditions and procedures governing the pre-approval of services that our independent auditor proposes to provide. Our independent auditor has reviewed the Policy and has confirmed that the implementation of the Policy will not adversely affect its independence.

Annual Approval

On an annual basis, at the time of the appointment of our independent auditor and such other times as determined by the Audit Committee, the Audit Committee will consider and approve the services (including audit, audit-related, tax and all other services) that our independent auditor may initiate. The term of any pre-approval is 12 months from the date of the pre-approval or until the next annual independent auditor services engagement is pre-approved, whichever is later, unless the Audit Committee specifically provides for a different period. Summary descriptions of the types of services the Audit Committee believes are appropriate for annual approval are provided under the Policy. In addition, in connection with the annual pre-approval of services, the Audit Committee will supplementally review and approve a detailed presentation that sets forth the types of audit, audit-related, tax and other services proposed to be provided by our independent auditor, which shall include estimates of the fees for such services (the “Services Proposal”). The Audit Committee may periodically revise the list of pre-approved services based on subsequent determinations.

Specific Pre-Approval

Specific pre-approval is required for the provision of certain audit services as described in the Policy. In addition, if a service proposed to be performed by our independent auditor does not fall within an existing pre-approval, either because it is a new type of service or because provision of the service would cause our independent auditor to exceed the maximum dollar amount approved for a particular type of service, the proposed service will require specific pre-approval by the Audit Committee.

De Minimis Exception

In the event that our independent auditor is inadvertently engaged other than by the Audit Committee for a non-audit service, such engagement will not be a violation of the Policy if: (i) any and all such services do not aggregate to more than 5% of total revenues paid by the Company to its independent auditor in the fiscal year when services are provided; (ii) the services were not recognized as non-audit services at the time of the engagement; (iii) the services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or one or more designated representatives; and (iv) separate disclosure of the services retroactively approved under this exception is made in accordance with the proxy disclosure rules.

The Audit Committee has considered these fees and the nature of the services rendered, and has concluded that they are compatible with maintaining the independence of PricewaterhouseCoopers LLP. The Audit Committee did not approve any of the audit-related, tax, or other non-audit fees described above pursuant to the “de minimis exceptions” set forth in Rule 2-01(c)(7)(i)(C) and Rule 2-01(c)(7)(ii) of Regulation S-X. PricewaterhouseCoopers LLP did not provide any audit-related services, tax services or other non-audit services to the Adviser or any entity controlling, controlled by or under common control with the Adviser that provides ongoing services to the Company that the Audit Committee was required to approve pursuant to Rule 2-01(c)(7)(ii) of Regulation S-X. The Audit Committee considered whether any provision of non-audit services rendered to the Adviser and any entity controlling, controlled by, or under common control with the Adviser that provides ongoing services to the Company that were not pre-approved by the Audit Committee because the engagement did not relate directly to the operations and financial reporting of the Company is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

Item 15. Exhibits.

The following documents are filed as part of this annual report:

(1)
Financial Statements - Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 75 of this Annual Report.
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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Third Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on March 11, 2025).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on March 11, 2025).
4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Company’s Prospectus filed pursuant to Rule 424(b)(3) on March 11, 2025).
4.2	Description of Our Shares*
10.1	Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2025).
10.2	Subadvisory Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 11, 2025).
10.3	Amended and Restated Administration Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 11, 2025).
10.4	Custody Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, filed on May 31, 2023).
10.5	Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, filed on April 3, 2023).
10.6	Transfer Agency Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10, filed on May 31, 2023).
10.7.1

Loan and Servicing Agreement, dated September 22, 2023, among First Eagle Private Credit Fund SPV, LLC, as borrower; First Eagle Private Credit Fund, as transferor; Morgan Stanley Bank, N.A., as initial lender; Morgan Stanley Senior Funding, Inc., as administrative agent; U.S.Bank Trust Company, National Association, as collateral agent; and U.S. Bank National Association, as account bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2023).

10.7.2

Second Amendment to Loan and Servicing Agreement, dated June 20, 2024, among First Eagle Private Credit Fund SPV, LLC, as borrower; First Eagle Private Credit Fund, as transferor;Morgan Stanley Bank, N.A., as initial lender; Morgan Stanley Senior Funding, Inc., as administrative agent; U.S. Bank Trust Company, National Association, as collateral agent; and U.S. Bank National Association, as account bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2024.

10.7.3

Third Amendment to Loan and Servicing Agreement, dated November 7, 2024, among First Eagle Private Credit Fund SPV, LLC, as borrower, First Eagle Private Credit Fund, as transferor; Morgan Stanley Bank, N.A., as initial lender; Morgan Stanley Senior Funding, Inc., as administrative agent; U.S. Bank Trust Company, National Association, as collateral agent; and U.S. Bank National Association, as account bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 12, 2024).

10.8	Intermediary Manager Agreement between the Company and the Intermediary Manager*
10.9	Form of Selected Intermediary Agreement (Included as Exhibit A to the Intermediary Manager Agreement)*
10.10	Distribution and Service Plan*.
10.11	Multi-Class Plan*
10.12	Expense Support and Conditional Reimbursement Agreement, by and among First Eagle Private Credit Fund and First Eagle Investment Management, LLC*
10.13	Fee Waiver (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 17, 2024).
14	The Company's Code of Ethics (as filed in the Company’s Registration Statement on Form N-2, filed on June 3, 2024).
19	Insider Trading Policy (as filed in the Company’s Registration Statement on Form N-2, filed on June 3, 2024).
21	Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Eagle Private Credit Fund

Date: March 14, 2025	By:	/s/ David O’Connor
David O’Connor
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2025	By:	/s/ David O’Connor
David O’Connor
Chief Executive Officer (Principal Executive Officer) and Trustee

Date: March 14, 2025	By:	/s/ Jennifer M. Wilson
Jennifer M. Wilson
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: March 14, 2025	By:	/s/ Nancy Hawthorne
Nancy Hawthorne
Trustee

Date: March 14, 2025	By:	/s/ Rajender Chandhok
Rajender Chandhok
Trustee

Date: March 14, 2025	By:	/s/ Patrick Coyne
Patrick Coyne
Trustee

Date: March 14, 2025	By:	/s/ Stuart George
Stuart George
Trustee

Date: March 14, 2025	By:	/s/ Laurence Smith
Laurence Smith
Trustee