Form 10-Q
period 2025-03-31
First Eagle Private Credit Fund
filed 2025-05-15
CIK 1890107

apsc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, the registrant had 12,444,751 common shares of beneficial interest, $0.001 par value per share, outstanding.

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

This quarterly report on Form 10-Q (the “Quarterly Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements include these words.

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. In addition to factors previously identified in the Item 1A. Risk Factors section of our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2025, as well as in our registration statement on Form N-2 and our other filings with the SEC that we make from time to time, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

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
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the risks, uncertainties and other factors we identify in our most recent Annual Report on Form 10-K filed with the SEC on March 14, 2025, as well as in our registration statement on Form N-2 and our other filings with the SEC that we make from time to time.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in our most recent Annual Report on Form 10-K filed with the SEC on March 14, 2025, as well as in our registration statement on Form N-2 and our other filings with the SEC that we make from time to time. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report or other information incorporated herein by reference, as applicable. Moreover, we assume no duty and do not undertake to update the forward-looking statements and projections contained in this Quarterly Report, except as required by applicable law.

Because we are an investment company, the forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

First Eagle Private Credit Fund

Consolidated Statement of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost of: $617,262 and $653,701, respectively)	$614,095	$653,925
Cash and cash equivalents	18,767	21,319
Interest and dividends receivable	4,279	4,247
Deferred financing costs	2,141	2,282
Deferred offering costs	2,099	1,968
Receivable for investments sold or repaid	19,149	5,019
Prepaid expenses and other assets	12	51
Due from Adviser	1,352	2,585
Total assets	$661,894	$691,396

LIABILITIES
Credit facility	346,600	325,600
Accrued interest and other borrowing costs	6,007	5,384
Payable for investments purchased	5,654	55,343
Distributions payable	2,551	2,548
Offering costs payable	1,171	311
Due to affiliates	93	138
Accrued professional fees	771	577
Accrued administration expense	591	469
Accrued expenses and other liabilities	216	692
Total liabilities	$363,654	$391,062
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.001 (unlimited shares authorized, 12,444,713 and 12,407,361 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	$12	$12
Paid-in capital in excess of par value	301,034	300,733
Distributable earnings (accumulated losses)	(2,806)	(411)
Total net assets	$298,240	$300,334
Net asset value per share	$23.97	$24.21

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Operations (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$15,052	$3,251
Dividend income	263	2,013
Other income	204	279
Total investment income	15,519	5,543
Expenses:
Interest expense	6,159	820
Administration expense	604	422
Base management fees	931	785
Amortization of continuous offering costs	750	198
Trustees’ fees	133	98
Professional fees	322	281
Other general and administrative expenses	287	172
Income-based incentive fee	907	198
Capital gains incentive fee	—	6
Total expenses before excise tax	10,093	2,980
Management fees waiver	(931)	(785)
Incentive fees waiver	(907)	(204)
Expense support	(1,352)	—
Net expenses before excise tax	6,903	1,991

Net investment income (loss) before excise tax	8,616	3,552
Excise tax expense	34	—
Net investment income (loss) after excise tax	8,582	3,552

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	(539)	—
Net realized gain (loss)	(539)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(3,392)	46
Net change in unrealized appreciation (depreciation)	(3,392)	46
Net realized and unrealized gain (loss)	(3,931)	46
Net increase (decrease) in net assets resulting from operations	$4,651	$3,598

Per share information - basic and diluted:
Net investment income (loss) after excise tax per share (basic and diluted)	$0.69	$0.32
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.38	$0.33
Distributions declared per share	$0.62	$0.36
Weighted average shares outstanding (basic and diluted)	12,444,641	11,060,438

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Changes in Net Assets (unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2024	12,407,361	$12	$300,733	$(411)	$300,334
Operations:
Net investment income	—	—	—	8,582	8,582
Net realized gain (loss)	—	—	—	(539)	(539)
Net change in unrealized appreciation (depreciation)	—	—	—	(3,392)	(3,392)
Net increase (decrease) in net assets resulting from operations	—	—	—	4,651	4,651
Shareholder distributions:
Distributions to shareholders	—	—	—	(7,649)	(7,649)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(7,649)	(7,649)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions (1)	111	—	3	—	3
Issuance of shares	37,241	—	901	—	901
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(603)	603	—
Net increase (decrease) in net assets resulting from capital share transactions	37,352	—	301	603	904
Net increase (decrease) for the period	37,352	—	301	(2,395)	(2,094)
Balance, March 31, 2025	12,444,713	$12	$301,034	$(2,806)	$298,240

(1)
Par Value, Paid-in-Capital in Excess of Par Value and Total Net Assets are less than $1.

First Eagle Private Credit Fund

Consolidated Statement of Changes in Net Assets (unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2023	10,366,818	$10	$252,307	$(649)	$251,668
Operations:
Net investment income	—	—	—	3,552	3,552
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	46	46
Net increase (decrease) in net assets resulting from operations	—	—	—	3,598	3,598
Shareholder distributions:
Distributions paid or accrued	—	—	—	(3,979)	(3,979)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(3,979)	(3,979)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions (1)	40	—	1	—	1
Issuance of shares	2,058,460	2	49,998	—	50,000
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(198)	198	—
Net increase (decrease) in net assets resulting from capital share transactions	2,058,500	2	49,801	198	50,001
Net increase (decrease) for the period	2,058,500	2	49,801	(183)	49,620
Balance, March 31, 2024	12,425,318	$12	$302,108	$(832)	$301,288

(1)
Par Value, Paid-in-Capital in Excess of Par Value and Total Net Assets are less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Cash Flows (unaudited)

(in thousands, except shares)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$4,651	$3,598
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(47)	—
Net accretion of discount and amortization of premium	(627)	(159)
Proceeds from sale of investments and principal repayments	96,124	212
Purchases of investments	(123,370)	(95,666)
Net realized (gains) losses on investments	539	—
Net change in unrealized (appreciation) depreciation on investments	3,392	(46)
Amortization of deferred financing costs	152	153
Amortization of continuous offering costs	750	198
Changes in operating assets and liabilities:
Interest and dividends receivable	(32)	(532)
Prepaid expenses and other assets	39	(60)
Due to affiliates	(45)	—
Trustees' fees payable	—	7
Due from adviser	1,233	—
Accrued administration expense	122	(108)
Accrued professional fees	194	(17)
Accrued expenses and other liabilities	(476)	(692)
Accrued interest and other borrowing costs	623	681
Net cash provided by (used in) operating activities	(16,778)	(92,431)
Cash flow from financing activities
Proceeds from issuance of shares	901	50,000
Borrowings under credit facility	21,000	5,000
Distributions paid	(7,643)	(2,488)
Deferred financing costs paid	(11)	(1,313)
Deferred offering costs paid	(21)	(50)
Net cash provided by (used in) financing activities	14,226	51,149
Net decrease in cash and cash equivalents	(2,552)	(41,282)
Cash and cash equivalents, beginning of period	21,319	183,395
Cash and cash equivalents, end of period	$18,767	$142,113
Supplemental disclosure of cash flow information and non-cash financing activities
Interest paid during the period	$5,384	$—
Distributions payable	$2,551	$1,491
Accrued but unpaid offering costs	$1,171	$579
Reinvestment of distributions	$3	$—
Excise taxes paid	$72	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Schedule of Investments (unaudited)

March 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Bleriot US Bidco Inc.	(12)	United States	S + 2.75%	0.00%	7.05%	10/31/2030	1,878	$1,884	$1,867	0.63%
Chromalloy Corporation	(12)	United States	S + 3.75%	0.00%	8.06%	3/27/2031	7	7	7	—
Karman Holdings Inc.	(8)(11)(13)	United States	S + 3.50%	0.00%	0.00%	4/1/2032	2,000	1,990	2,003	0.67
Titan Sub LLC	(8)(12)	United States	S + 3.00%	0.00%	7.32%	6/14/2030	2,376	2,376	2,367	0.79
								6,257	6,244	2.09
Air Freight & Logistics
Air Buyer Inc.	(8)(12)	United States	S + 5.50%	0.00%	9.79%	7/23/2030	5,148	5,088	5,096	1.71
Air Buyer Inc. (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	0.50%	7/23/2030	—	(6)	(5)	—
AIT Worldwide Logistics Holdings, Inc.	(12)	United States	S + 4.00%	0.00%	8.30%	4/8/2030	4,962	4,981	4,965	1.66
LaserShip, Inc.		United States	S + 6.25%	0.00%	10.56%	1/2/2029	1,267	1,255	1,259	0.42
LaserShip, Inc.		United States	S + 1.50%	0.75%	6.06%	8/10/2029	1,982	1,560	1,167	0.39
LaserShip, Inc.	(14)	United States	S + 1.50%	0.00%	6.06%	8/10/2029	1,409	363	353	0.12
Odyssey Logistics & Technology Corporation	(12)	United States	S + 4.50%	0.00%	8.72%	10/12/2027	1,985	1,979	1,980	0.67
								15,220	14,815	4.97
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(12)	United States	S + 4.75%	1.00%	9.07%	12/19/2026	8,381	8,381	8,381	2.81
Enthusiast Auto Holdings, LLC (Revolver)	(7)(8)(9)	United States	S + 4.75%	1.00%	0.50%	12/19/2026	—	(1)	(1)	—
Owl Vans, LLC	(8)(12)	United States	S + 5.25%	1.00%	9.57%	12/31/2030	3,830	3,782	3,780	1.27
Owl Vans, LLC (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	0.50%	12/31/2030	—	(15)	(16)	(0.01)
								12,147	12,144	4.07
Building Products
Groundworks Operations, LLC	(12)	United States	S + 3.00%	0.00%	7.32%	3/14/2031	2,520	2,526	2,473	0.83
Groundworks Operations, LLC (Delayed Draw)	(7)(9)(12)	United States	S + 3.25%	0.50%	7.32%	3/14/2031	74	75	65	0.02
MI Windows and Doors, LLC	(12)	United States	S + 3.00%	0.00%	7.32%	3/28/2031	1,975	1,966	1,944	0.65
								4,567	4,482	1.50
Chemicals
Hexion Holdings Corporation	(12)	United States	S + 4.00%	0.00%	8.32%	3/15/2029	2,985	2,971	2,909	0.98
Highline Aftermarket Acquisition, LLC	(8)(12)	United States	S + 3.50%	0.00%	7.82%	2/19/2030	1,995	1,990	1,993	0.67
Ineos US Finance LLC	(13)	Europe	S + 3.00%	0.00%	7.32%	2/7/2031	995	995	954	0.32
Project Cloud Holdings, LLC	(8)(12)	United States	S + 6.25%	1.00%	10.67%	3/31/2029	10,470	10,274	10,287	3.45
Project Cloud Holdings, LLC (Revolver)	(8)(9)	United States	S + 6.25%	0.00%	10.67%	3/31/2029	1,424	1,392	1,399	0.47
Sparta U.S. Holdco LLC		United States	S + 3.00%	0.00%	7.32%	8/2/2030	1,990	1,990	1,979	0.66
								19,612	19,521	6.55

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Commercial Services & Supplies
APS Acquisition Holdings, LLC	(8)(12)	United States	S + 5.75%	1.00%	10.05%	7/11/2029	8,060	7,957	7,939	2.66
APS Acquisition Holdings, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.75%	1.00%	1.00%	7/11/2029	—	(15)	(52)	(0.02)
APS Acquisition Holdings, LLC (Revolver)	(7)(8)(9)	United States	S + 5.75%	1.00%	0.50%	7/11/2029	—	(22)	(26)	(0.01)
Catawba Nation Gaming Authority		United States	S + 4.75%	0.00%	9.05%	3/28/2030	10,000	9,950	10,046	3.37
CI (MG) Group, LLC	(8)(12)	United States	S + 5.50%	1.00%	9.72%	3/27/2030	9,774	9,628	9,627	3.23
CI (MG) Group, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	1.00%	1.00%	3/27/2030	—	(35)	(70)	(0.02)
CI (MG) Group, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	0.50%	3/27/2030	—	(16)	(16)	(0.01)
Cimpress USA Incorporated	(8)(12)	United States	S + 2.50%	0.50%	6.82%	5/17/2028	1,990	1,990	1,948	0.65
LRS Holdings LLC	(12)	United States	S + 4.25%	0.00%	8.69%	8/31/2028	1,974	1,974	1,890	0.64
LSF12 Crown US Commercial Bidco, LLC	(12)	United States	S + 4.25%	0.00%	8.57%	12/2/2031	2,000	1,981	1,968	0.66
Prime Security Services Borrower, LLC		United States	S + 2.00%	0.00%	6.32%	10/13/2030	1,995	2,007	1,989	0.67
Waste Resource Management Inc.	(8)(12)	United States	S + 5.75%	1.00%	10.07%	12/28/2029	5,572	5,505	5,572	1.87
Waste Resource Management Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 5.75%	1.00%	10.07%	12/28/2029	1,146	1,137	1,146	0.38
Waste Resource Management Inc. (Revolver)	(7)(8)(9)	United States	S + 5.75%	1.00%	10.07%	12/28/2029	538	528	538	0.18
								42,569	42,499	14.25
Communications Equipment
SonicWall US Holdings Inc.	(11)	United States	S + 5.00%	0.50%	0.00%	5/18/2028	1,995	2,000	1,968	0.66
								2,000	1,968	0.66
Construction & Engineering
RL James, Inc.	(8)(12)	United States	S + 6.00%	1.00%	10.42%	12/15/2028	2,273	2,241	2,250	0.75
RL James, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 6.00%	1.00%	10.45%	12/15/2028	1,539	1,509	1,517	0.51
RL James, Inc. (Revolver)	(7)(8)(9)	United States	S + 6.00%	1.00%	10.45%	12/15/2028	65	50	54	0.02
								3,800	3,821	1.28
Containers & Packaging
Closure Systems International Group Inc.	(12)	United States	S + 3.50%	0.00%	7.82%	3/22/2029	1,995	1,986	1,998	0.67
R-Pac International Corp	(8)	United States	S + 6.00%	0.00%	10.29%	12/29/2027	2,374	2,354	2,362	0.79
								4,340	4,360	1.46
Diversified Consumer Services
AMCP Clean Acquisition Co LLC	(8)(12)	United States	S + 4.75%	0.50%	9.05%	6/15/2028	9,625	9,546	9,655	3.24
AMCP Clean Acquisition Co LLC (Delayed Draw)	(7)(8)(10)	United States	S + 4.75%	0.00%	9.05%	6/15/2028	1,087	1,078	1,094	0.37
LaserAway Intermediate Holdings II, LLC	(8)(12)	United States	S + 5.75%	0.75%	10.31%	10/14/2027	1,502	1,491	1,502	0.50
Mammoth Holdings, LLC	(8)(12)	United States	S + 6.00%	1.00%	10.30%	11/15/2030	5,207	5,120	5,077	1.70
Mammoth Holdings, LLC (Delayed Draw)	(8)(10)(12)	United States	S + 6.00%	1.00%	10.30%	11/15/2030	1,309	1,287	1,276	0.43
Mammoth Holdings, LLC (Revolver)	(7)(8)(9)	United States	S + 5.75%	1.00%	0.50%	11/15/2029	—	(11)	(16)	(0.01)
Reedy Industries Inc.	(12)	United States	S + 4.25%	0.00%	8.55%	8/31/2028	1,995	1,986	1,999	0.67
								20,497	20,587	6.90
Diversified Telecommunication Services
Guardian US Holdco LLC	(12)	United States	S + 3.50%	0.00%	7.80%	1/31/2030	3,960	3,943	3,907	1.31
								3,943	3,907	1.31

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Electrical Equipment
Arcline FM Holding, LLC	(12)	United States	S + 4.50%	0.00%	8.80%	6/23/2028	3,589	3,604	3,578	1.20
Energy Acquisition	(8)(12)	United States	S + 6.50%	2.00%	10.81%	5/10/2029	7,841	7,715	7,762	2.60
Energy Acquisition (Delayed Draw)	(7)(8)(10)	United States	S + 6.50%	2.00%	1.00%	5/10/2029	—	(4)	(4)	—
								11,315	11,336	3.80
Electronic Equipment, Instruments & Components
Creation Technologies Inc.	(8)	United States	S + 5.50%	0.50%	10.06%	10/5/2028	1,995	1,970	1,940	0.65
								1,970	1,940	0.65
Entertainment
StubHub	(12)	United States	S + 4.75%	0.00%	9.07%	3/15/2030	4,888	4,848	4,876	1.64
								4,848	4,876	1.64
Financial Services
Ahead DB Holdings, LLC	(12)	United States	S + 3.00%	0.75%	7.30%	2/1/2031	983	974	982	0.33
Apella Capital, LLC	(8)(12)(13)	United States	P + 6.50%	1.00%	13.00%	3/1/2029	1,257	1,239	1,257	0.42
Apella Capital, LLC	(8)(12)(13)	United States	S + 6.50%	1.00%	10.82%	3/1/2029	589	578	589	0.20
Apella Capital, LLC	(8)(12)(13)	United States	S + 6.50%	1.00%	10.80%	3/1/2029	996	977	996	0.33
Apella Capital, LLC (Delayed Draw)	(7)(8)(10)(13)	United States	S + 6.50%	1.00%	1.00%	3/1/2029	—	(9)	—	—
Apella Capital, LLC (Delayed Draw)	(7)(8)(10)(13)	United States	S + 6.50%	1.00%	10.80%	3/1/2029	147	145	147	0.05
Apella Capital, LLC (Delayed Draw)	(8)(10)(13)	United States	S + 6.50%	1.00%	10.81%	3/1/2029	249	243	249	0.08
Apella Capital, LLC (Revolver)	(8)(9)(13)	United States	S + 6.50%	1.00%	10.80%	3/1/2029	250	246	250	0.08
Apex Group Treasury Limited	(13)	Europe	S + 3.50%	0.00%	7.82%	2/27/2032	3,000	2,993	2,994	1.01
Aretec Group Inc.		United States	S + 3.50%	0.00%	7.82%	8/9/2030	1,995	2,007	1,981	0.66
Auxey Bidco Ltd.	(8)(12)(13)	Europe	S + 6.00%	0.00%	10.44%	6/29/2027	7,890	7,802	7,703	2.58
Evertec Group, LLC	(8)(13)	United States	S + 2.75%	0.00%	7.07%	10/30/2030	2,000	2,032	2,010	0.67
Focus Financial Partners, LLC	(12)	United States	S + 2.75%	0.00%	7.07%	9/15/2031	1,995	1,990	1,978	0.66
GTCR Everest Borrower LLC	(12)	United States	S + 2.75%	0.00%	7.05%	9/5/2031	1,995	1,988	1,984	0.67
Paint Intermediate III LLC	(12)	United States	S + 3.00%	0.00%	7.30%	10/9/2031	2,000	1,991	2,001	0.67
PRGX Global, Inc	(8)(12)	United States	S + 5.50%	1.00%	9.85%	12/20/2030	4,474	4,430	4,429	1.49
PRGX Global, Inc (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	1.00%	1.00%	12/20/2030	—	(3)	(6)	—
Priority Holdings, LLC	(12)	United States	S + 4.75%	0.00%	9.07%	5/16/2031	4,922	4,918	4,928	1.65
Ryan Specialty Group, LLC	(12)	United States	S + 2.25%	0.00%	6.57%	9/15/2031	998	995	996	0.33
Sagebrush Buyer, LLC	(8)(12)	United States	S + 5.00%	1.00%	9.32%	7/1/2030	10,074	9,941	10,074	3.38
Sagebrush Buyer, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	0.50%	7/1/2030	—	(17)	—	—
TouchTunes	(12)	United States	S + 4.75%	0.00%	9.05%	4/2/2029	3,456	3,456	3,389	1.14
XPT Partners, LLC	(8)(12)	United States	S + 5.50%	0.00%	10.01%	9/13/2028	5,115	5,045	5,039	1.69
XPT Partners, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	1.00%	10.01%	9/13/2028	255	247	237	0.08
XPT Partners, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	0.00%	0.50%	9/13/2028	—	(4)	(4)	—
								54,204	54,203	18.17

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Food Products
Aspire Bakeries Holdings LLC	(12)	United States	S + 4.25%	0.00%	8.57%	12/23/2030	2,985	2,971	2,996	1.00
Golden State Foods Corp	(12)	United States	S + 4.25%	0.00%	8.56%	12/4/2031	3,412	3,387	3,427	1.15
Primary Products Finance LLC		United States	S + 3.25%	0.00%	7.55%	4/1/2029	1,990	1,990	1,980	0.67
								8,348	8,403	2.82
Ground Transportation
First Student Bidco Inc.	(12)	United States	S + 2.50%	0.00%	6.80%	7/21/2028	1,990	1,990	1,989	0.67
Kenan Advantage Group, Inc.	(12)	United States	S + 3.25%	0.00%	7.57%	1/25/2029	4,970	4,969	4,957	1.66
								6,959	6,946	2.33
Health Care Equipment & Supplies
Journey Personal Care	(12)	United States	S + 3.75%	0.00%	8.05%	3/1/2028	4,949	4,937	4,912	1.64
Prescott's Inc.	(8)(12)	United States	S + 5.00%	1.00%	9.30%	12/30/2030	5,066	5,011	5,009	1.68
Prescott's Inc. (Delayed Draw)	(7)(8)	United States	S + 5.00%	1.00%	0.75%	12/30/2030	—	(13)	(40)	(0.01)
Prescott's Inc. (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	0.50%	12/30/2030	—	(10)	(10)	—
								9,925	9,871	3.31
Health Care Providers & Services
Crisis Prevention Institute, Inc.	(12)	United States	S + 4.00%	0.50%	8.30%	4/9/2031	2,993	2,978	3,001	1.01
Dermatology Intermediate Holdings III, Inc.	(12)	United States	S + 5.50%	0.50%	9.79%	3/30/2029	3,465	3,448	3,306	1.11
Dermatology Intermediate Holdings III, Inc.	(12)	United States	S + 4.25%	0.50%	8.54%	3/30/2029	4,949	4,863	4,661	1.56
Elevate HD Parent, Inc.	(8)(12)	United States	S + 6.00%	1.00%	10.42%	8/20/2029	985	972	985	0.33
Elevate HD Parent, Inc. (Delayed Draw)	(8)(10)	United States	S + 6.00%	1.00%	10.42%	8/20/2029	23	23	23	0.01
Elevate HD Parent, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 6.00%	1.00%	10.42%	8/20/2029	51	49	51	0.02
Elevate HD Parent, Inc. (Revolver)	(7)(8)(9)	United States	S + 6.00%	1.00%	0.50%	8/20/2029	—	(3)	—	—
First Steps Recovery Acquisition, LLC	(8)(12)	United States	S + 6.25%	1.00%	10.57%	3/29/2030	4,776	4,716	4,657	1.56
First Steps Recovery Acquisition, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 6.25%	1.00%	1.00%	3/29/2030	—	(5)	(29)	(0.01)
First Steps Recovery Acquisition, LLC (Revolver)	(7)(8)(9)	United States	S + 6.25%	1.00%	10.55%	3/29/2030	551	537	523	0.17
Gen4 Dental Partners Opco, LLC	(8)(12)	United States	S + 5.75%	1.00%	10.07%	5/13/2030	6,947	6,829	6,756	2.26
Gen4 Dental Partners Opco, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.75%	0.00%	1.00%	5/13/2030	—	(20)	(64)	(0.02)
Gen4 Dental Partners Opco, LLC (Revolver)	(7)(8)(9)	United States	S + 5.75%	0.00%	0.50%	5/13/2030	—	(8)	(13)	—
Houseworks Holdings	(8)(12)	United States	S + 5.25%	1.00%	9.50%	12/15/2028	1,096	1,078	1,090	0.36
Houseworks Holdings	(8)(12)	United States	S + 5.25%	1.00%	9.50%	12/15/2028	2,511	2,497	2,499	0.84
Houseworks Holdings (Delayed Draw)	(7)(8)(9)	United States	S + 5.25%	1.00%	0.50%	12/15/2028	—	(3)	(2)	—
Houseworks Holdings (Delayed Draw)	(8)(9)	United States	S + 5.50%	1.00%	9.50%	12/15/2028	319	314	317	0.11
Houseworks Holdings (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	9.55%	12/15/2028	116	112	115	0.04

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Health Care Providers & Services (continued)
In Vitro Sciences, LLC	(8)(12)	United States	S + 7.00%	1.00%	11.44%	2/28/2029	8,721	8,618	8,023	2.69
In Vitro Sciences, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 7.00%	1.00%	11.44%	2/28/2029	2,228	2,219	2,048	0.69
In Vitro Sciences, LLC (Revolver)	(7)(8)(9)	United States	S + 7.00%	1.00%	0.50%	2/28/2029	—	(7)	(45)	(0.02)
Medrina, LLC	(8)(12)	United States	S + 6.00%	1.00%	10.44%	10/20/2029	7,266	7,163	7,266	2.44
Medrina, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 6.00%	1.00%	10.25%	10/20/2029	1,284	1,277	1,284.00	0.43
Medrina, LLC (Revolver)	(7)(8)(9)	United States	S + 6.00%	1.00%	0.50%	10/20/2029	—	(16)	—	—
Monarch Behavioral Therapy, LLC	(8)(12)	United States	S + 5.00%	1.00%	9.32%	6/6/2030	9,116	8,998	9,071	3.04
Monarch Behavioral Therapy, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.00%	1.00%	9.32%	6/6/2030	930	923	922	0.31
Monarch Behavioral Therapy, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	9.33%	6/6/2030	613	599	607	0.20
Neon Maple US Debt Mergersub Inc.		United States	S + 3.00%	0.00%	7.32%	11/17/2031	1,000	999	995	0.33
NSM Top Holdings Corp	(12)	United States	S + 5.25%	0.00%	9.65%	5/14/2029	3,365	3,357	3,390	1.14
RMBUS Holdco Inc.	(8)(12)	United States	S + 6.50%	1.00%	10.74%	1/8/2029	5,589	5,518	5,589	1.87
RMBUS Holdco Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 6.50%	1.00%	1.00%	1/8/2029	—	(13)	—	—
RMBUS Holdco Inc. (Revolver)	(7)(8)(9)	United States	S + 6.50%	1.00%	0.50%	1/8/2029	—	(13)	—	—
Southern Veterinary Partners, LLC	(12)	United States	S + 3.25%	0.00%	7.57%	12/4/2031	2,000	1,990	1,997	0.67
US Fertility Enterprises, LLC	(8)(12)	United States	S + 4.50%	0.00%	8.78%	10/11/2031	2,132	2,112	2,137	0.72
US Fertility Enterprises, LLC (Delayed Draw)	(7)(8)(12)	United States	S + 4.50%	0.00%	2.25%	10/11/2031	—	(1)	—	—
								72,100	71,160	23.86
Health Care Technology
Advantmed Buyer Inc	(8)(12)	United States	S + 5.00%	1.00%	9.30%	2/14/2031	11,603	11,454	11,451	3.84
Advantmed Buyer Inc (Delayed Draw)	(8)(10)	United States	S + 5.00%	1.00%	9.31%	2/14/2031	1,642	1,635	1,620	0.54
Advantmed Buyer Inc (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	0.50%	2/14/2031	—	(28)	(29)	(0.01)
Greenway Health, LLC	(8)(12)	United States	S + 6.75%	0.00%	11.05%	4/1/2029	9,660	9,441	9,660	3.24
Visante Acquisition, LLC	(8)(12)	United States	S + 5.75%	1.00%	10.04%	1/31/2030	8,376	8,275	8,376	2.81
Visante Acuqisition, LLC (Revolver)	(7)(8)	United States	S + 5.75%	1.00%	0.50%	1/31/2030	—	(12)	—	—
								30,765	31,078	10.42
Hotels, Restaurants & Leisure
Caesars Entertainment, Inc.	(13)	United States	S + 2.25%	0.00%	6.56%	2/6/2030	1,735	1,752	1,728	0.58
								1,752	1,728	0.58
Household Durables
Air Conditioning Specialist, Inc.	(8)(12)	United States	S + 5.50%	1.00%	9.82%	11/19/2029	5,011	4,951	4,935	1.65
Air Conditioning Specialist, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	1.00%	9.81%	11/19/2029	1,741	1,690	1,686	0.57
Air Conditioning Specialist, Inc. (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	9.82%	11/19/2029	226	214	213	0.07
Dorel Industries	(8)(12)(13)	Canada	S + 8.30%	2.00%	12.60%	12/8/2026	5,002	4,956	5,002	1.68
								11,811	11,836	3.97

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Insurance
Acrisure, LLC	(12)	United States	S + 3.00%	0.00%	7.32%	11/6/2030	2,985	2,985	2,972	1.00
Amynta Agency Borrower Inc.	(12)	United States	S + 3.00%	0.00%	7.33%	12/29/2031	2,985	2,985	2,961	0.99
Ardonagh Midco 3 Limited	(12)(13)	Europe	S + 3.75%	0.00%	8.03%	2/15/2031	3,000	2,986	2,966	1.00
Community Based Care Acquisition, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	1.00%	9.90%	9/30/2027	1,624	1,571	1,624	0.54
OEG Borrower, LLC	(8)(12)	United States	S + 3.50%	0.00%	7.80%	6/30/2031	2,985	2,978	2,989	1.00
PEX Holdings LLC	(8)(12)	United States	S + 2.75%	0.00%	6.97%	11/26/2031	1,000	998	995	0.34
The Mutual Group, LLC	(8)(12)	United States	S + 5.25%	1.00%	9.55%	1/31/2030	9,643	9,526	9,643	3.23
The Mutual Group, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	0.50%	1/31/2030	—	(16)	—	—
Truist Insurance Holdings, LLC	(12)	United States	S + 2.75%	0.00%	7.05%	5/6/2031	1,379	1,376	1,372	0.46
								25,389	25,522	8.56
IT Services
Asurion, LLC	(12)	United States	S + 4.00%	0.00%	8.42%	8/19/2028	4,937	4,927	4,893	1.64
Ensono, Inc.	(12)	United States	S + 4.00%	0.00%	8.44%	5/26/2028	1,990	1,985	1,963	0.66
Rackspace Technology Global Inc.	(12)	United States	S + 6.25%	0.75%	10.69%	5/15/2028	1,990	2,012	2,047	0.69
								8,924	8,903	2.99
Machinery
Acuren Delaware Holdco, Inc.		United States	S + 2.75%	0.00%	7.07%	7/30/2031	1,988	1,988	1,976	0.66
CPM Holdings, Inc.	(12)	United States	S + 4.50%	0.00%	8.82%	9/28/2028	4,950	4,972	4,876	1.63
Goat Holdco LLC		United States	S + 3.00%	0.00%	7.32%	1/27/2032	2,000	1,995	1,989	0.67
Madison iAQ LLC	(12)	United States	S + 2.50%	0.00%	6.76%	6/21/2028	3,969	3,981	3,930	1.32
Nvent Thermal LLC		United States	S + 3.50%	0.00%	7.82%	1/30/2032	2,000	1,990	2,002	0.67
Project Castle, Inc.		United States	S + 5.50%	0.50%	9.76%	6/1/2029	3,959	3,653	3,369	1.13
SPX Flow, Inc.	(12)	United States	S + 3.00%	0.00%	7.32%	4/5/2029	2,000	2,012	1,999	0.67
								20,591	20,141	6.75
Media
ABG Intermediate Holdings 2 LLC	(12)	United States	S + 2.25%	0.00%	6.57%	12/21/2028	2,736	2,736	2,711	0.91
Cengage Learning, Inc.	(12)	United States	S + 3.50%	0.00%	7.83%	3/24/2031	2,978	2,950	2,958	0.99
MH Sub I/Indigo/WebMD Health	(12)	United States	S + 4.25%	0.00%	8.57%	5/3/2028	2,370	2,351	2,257	0.76
WH Borrower, LLC	(12)	United States	S + 4.75%	0.00%	9.07%	2/11/2032	2,000	1,990	1,993	0.67
								10,027	9,919	3.33
Metals & Mining
Minerals Technologies Inc.	(8)(13)	United States	S + 2.00%	0.00%	6.32%	11/26/2031	1,995	2,007	1,995	0.67
								2,007	1,995	0.67

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Oil, Gas & Consumable Fuels
Liquid Tech Solutions Holdings, LLC	(8)	United States	S + 3.75%	0.00%	8.07%	3/19/2028	998	998	999	0.33
								998	999	0.33
Passenger Airlines
AAdvantage Loyalty IP Ltd.		United States	S + 2.25%	0.00%	6.57%	4/20/2028	1,857	1,916	1,838	0.62
								1,916	1,838	0.62
Personal Care Products
KDC/ONE Development Corporation, Inc.	(12)	United States	S + 4.00%	0.00%	8.32%	8/15/2028	2,000	2,000	2,002	0.67
								2,000	2,002	0.67
Pharmaceuticals
Amneal Pharmaceuticals LLC	(12)(13)	United States	S + 5.50%	0.00%	9.82%	5/4/2028	994	998	1,013	0.34
Nephron Pharmaceuticals, LLC	(8)(12)	United States	S + 4.00%	3.25%	8.33%	12/30/2027	1,875	1,857	1,856	0.62
Nephron Pharmaceuticals, LLC	(8)(12)	United States	S + 9.20%	3.25%	13.53%	12/30/2027	6,375	6,285	6,279	2.11
Syner-G Intermediate Holdings, LLC	(8)(12)	United States	S + 5.00%	1.00%	9.30%	9/17/2030	10,353	10,247	9,939	3.34
Syner-G Intermediate Holdings, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	0.50%	9/17/2030	—	(12)	(46)	(0.02)
								19,375	19,041	6.39
Professional Services
Case Works, LLC	(8)(12)	United States	S + 5.25%	1.00%	9.56%	10/1/2029	5,026	4,966	4,960	1.66
Case Works, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.25%	1.00%	9.55%	10/1/2029	482	479	472	0.16
Case Works, LLC (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	9.55%	10/1/2029	241	234	233	0.08
CP Iris Holdco I, Inc.	(12)	United States	S + 3.50%	0.00%	7.82%	10/2/2028	3,959	3,963	3,915	1.31
Dun & Bradstreet Corporation	(13)	United States	S + 2.25%	0.00%	6.57%	1/18/2029	1,990	1,999	1,987	0.67
Eisner Advisory Group LLC	(12)	United States	S + 4.00%	0.50%	8.32%	2/28/2031	2,985	3,010	2,986	1.00
Grant Thornton Advisors LLC	(12)	United States	S + 2.75%	0.00%	7.07%	6/2/2031	4,975	5,016	4,956	1.66
SR Landscaping, LLC	(8)(12)	United States	S + 6.25%	1.00%	10.67%	10/30/2029	5,336	5,275	5,336	1.79
SR Landscaping, LLC (Delayed Draw)	(8)(10)(12)	United States	S + 6.25%	1.00%	10.66%	10/30/2029	1,772	1,766	1,772	0.59
SR Landscaping, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 6.00%	1.00%	10.42%	10/30/2029	590	567	590	0.20
SR Landscaping, LLC (Revolver)	(7)(8)(9)	United States	S + 6.00%	1.00%	10.42%	10/30/2029	312	301	312	0.10
Strategy Corps, LLC	(8)(12)	United States	S + 5.50%	1.00%	9.57%	6/28/2030	6,296	6,224	6,233	2.09
Strategy Corps, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.25%	1.00%	1.00%	6/28/2030	—	(9)	(33)	(0.01)
Strategy Corps, LLC (Revolver)	(7)(8)(9)	United States	P + 5.25%	1.00%	11.75%	6/28/2030	82	63	66	0.02
Teneo Holdings LLC	(12)	United States	S + 4.75%	1.00%	9.07%	3/13/2031	2,970	2,944	2,980	1.00
Tri Scapes, LLC	(8)(12)	United States	S + 5.50%	1.00%	9.80%	7/12/2030	4,953	4,888	4,879	1.64
Tri Scapes, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	1.00%	1.00%	7/12/2030	—	(31)	(36)	(0.01)
Tri Scapes, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	0.50%	7/12/2030	—	(16)	(18)	(0.01)
Unified Patents, LLC	(8)(12)	United States	S + 5.00%	0.00%	9.28%	12/23/2027	11,412	11,334	11,327	3.80
Unified Patents, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	0.00%	0.50%	12/23/2027	—	(9)	(10)	—
Zenith American Solutions, Inc.	(8)(12)	United States	S + 5.50%	1.00%	9.80%	7/11/2029	9,950	9,822	9,875	3.31
Zenith American Solutions, Inc. (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	5.50%	7/11/2029	604	589	595	0.20
								63,375	63,377	21.25

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Real Estate Management & Development
841 Prudential MOB LLC	(8)	United States	S + 6.50%	2.50%	10.82%	10/9/2027	13,773	13,599	13,566	4.55
841 Prudential MOB LLC (Delayed Draw)	(7)(8)(10)	United States	S + 6.50%	2.50%	1.00%	10/9/2027	—	(3)	(11)	—
								13,596	13,555	4.55
Software
AQA Acquisition Holding, Inc		United States	S + 4.00%	0.00%	8.29%	3/3/2028	1,000	998	997	0.33
Argano, LLC	(8)(12)	United States	S + 5.75%	1.00%	10.07%	9/13/2029	9,517	9,348	9,422	3.16
Argano, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.75%	1.00%	1.00%	9/13/2029	—	(19)	(21)	(0.01)
Argano, LLC (Revolver)	(7)(8)(9)	United States	S + 5.75%	1.00%	0.50%	9/13/2029	—	(6)	(3)	—
Boxer Parent Company Inc.	(12)	United States	S + 3.00%	0.00%	7.29%	7/30/2031	3,000	2,997	2,952	0.99
CDK Global, Inc.		United States	S + 3.25%	0.00%	7.55%	7/6/2029	1,990	1,981	1,714	0.57
Cloud Software Group, Inc.	(12)	United States	S + 3.50%	0.00%	7.80%	3/30/2029	1,959	1,957	1,944	0.65
Cloudera, Inc.	(12)	United States	S + 3.75%	0.00%	8.17%	10/8/2028	4,707	4,703	4,652	1.56
CMI Marketing, Inc		United States	S + 4.25%	0.00%	8.69%	3/23/2028	1,990	1,985	1,958	0.66
Condor Merger Sub, Inc	(12)	United States	S + 3.00%	0.00%	7.32%	3/1/2029	2,667	2,667	2,552	0.86
Dragon Buyer Inc.	(12)	United States	S + 3.00%	0.00%	7.30%	9/30/2031	1,995	1,986	1,983	0.66
Enverus Holdings, Inc.	(8)	United States	S + 5.50%	0.75%	9.82%	12/24/2029	3,929	3,884	3,929	1.32
Enverus Holdings, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	0.75%	9.82%	12/24/2029	—	—	—	—
Enverus Holdings, Inc. (Revolver)	(7)(8)(9)	United States	S + 5.50%	0.75%	0.50%	12/24/2029	—	(3)	(9)	—
Flash Charm, Inc.	(12)	United States	S + 3.50%	0.00%	7.79%	3/2/2028	1,990	1,976	1,850	0.62
Irving Parent, Corp.	(8)(12)	United States	S + 5.25%	1.00%	9.54%	3/11/2031	18,375	18,102	18,099	6.07
Irving Parent, Corp. (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	0.50%	3/11/2031	—	(39)	(39)	(0.01)
ISolved, Inc.	(12)	United States	S + 3.25%	0.00%	7.57%	10/15/2030	1,990	2,018	1,995	0.67
Mitchell International, Inc.	(12)	United States	S + 3.25%	0.00%	7.57%	6/17/2031	1,990	1,974	1,969	0.66
Modena Buyer LLC	(12)	United States	S + 4.50%	0.00%	8.79%	7/1/2031	4,987	4,898	4,841	1.62
Project Alpha Intermediate Holdings, Inc.		United States	S + 3.25%	0.50%	7.55%	10/26/2030	1,990	2,009	1,988	0.67
Rocket Software, Inc.	(12)	United States	S + 4.25%	0.00%	8.57%	11/28/2028	997	989	996	0.34
VS Buyer LLC	(12)	United States	S + 2.75%	0.00%	7.07%	4/12/2031	988	985	989	0.33
WatchGuard Technologies, Inc.	(12)	United States	S + 5.25%	0.75%	9.57%	7/2/2029	3,969	3,957	3,946	1.32
Zuora		United States	S + 3.50%	0.00%	7.82%	2/17/2032	1,000	995	989	0.33
								70,342	69,693	23.37
Specialty Retail
BW Gas & Convenience Holdings, LLC	(12)	United States	S + 3.50%	0.00%	7.94%	3/31/2028	1,964	1,962	1,953	0.65
LS Group Opco Acquisition LLC	(12)	United States	S + 2.50%	0.00%	6.81%	4/23/2031	3,980	3,980	3,958	1.33
Sweetwater Borrower LLC	(8)(12)	United States	S + 4.25%	0.75%	8.69%	8/7/2028	2,133	2,121	2,131	0.71
Xcel Brands, Inc.	(8)(12)(13)	United States	S + 8.50%	2.00%	12.80%	12/12/2028	2,000	1,930	1,955	0.66
								9,993	9,997	3.35

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Textiles, Apparel & Luxury Goods
Protective Industrial Products Inc.	(12)	United States	S + 4.00%	0.75%	8.44%	12/29/2027	4,961	4,953	4,784	1.60
Rachel Zoe, Inc.	(8)(12)	United States	S + 7.66%	3.00%	11.96%	10/13/2026	430	427	430	0.14
Rachel Zoe, Inc.	(8)(12)	United States	S + 7.66%	3.00%	11.96%	10/13/2026	140	139	140	0.05
TR Apparel, LLC	(8)(12)	United States	S + 9.00%	2.00%	13.32%	6/21/2027	1,280	1,263	1,280	0.43
								6,782	6,634	2.22
Trading Companies & Distributors
DXP Enterprises, Inc.	(12)(13)	United States	S + 3.75%	0.00%	8.07%	10/11/2030	1,478	1,486	1,477	0.49
Johnstone Supply, LLC	(12)	United States	S + 2.50%	0.00%	6.82%	6/9/2031	4,975	5,011	4,941	1.66
Verde Purchaser, LLC	(12)	United States	S + 4.00%	0.00%	8.30%	11/30/2030	2,992	2,978	2,980	1.00
White Cap Supply Holdings, LLC	(12)	United States	S + 3.25%	0.00%	7.57%	10/19/2029	1,987	1,976	1,932	0.65
								11,451	11,330	3.80
Wireless Telecommunication Services
CCI Buyer, Inc.	(12)	United States	S + 4.00%	0.75%	8.30%	12/17/2027	967	966	968	0.32
								966	968	0.32
Total First Lien Debt								$616,681	$613,639	205.76%

Second Lien Debt
Pharmaceuticals
Alvogen Pharma US, Inc.	(8)	United States	S + 2.50%	0.00%	6.80%	3/1/2029	830	550	456	0.15
								550	456	0.15
Warrant
Specialty Retail
Xcel Brands, Inc.	(8)(13)	United States					8	31	—	—
								31	—	—
Total Investments - non-controlled/non-affiliated								$617,262	$614,095	205.91%

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
(4)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to SOFR (denoted as “S”) or Prime (denoted as “P”) which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2025. For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at March 31, 2025. Variable rate loans typically include an interest reference rate floor feature, which the Company has indicated if applicable.

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2025

(in thousands, except shares)

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
(11)
All or a portion of this position has not yet settled as of March 31, 2025. The Company will not accrue interest until the settlement date at which point SOFR will be established.
(12)
These debt investments were pledged as collateral under the Company's Credit Facility as of March 31, 2025 (refer to Note 6, “Borrowings”).
(13)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, non-qualifying assets represented approximately 5.7% of the total assets of the Company.
(14)
Loan was on non-accrual status as of March 31, 2025.

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

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

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

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

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

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

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

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

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

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

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

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

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

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

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

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

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

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2024

(in thousands, except shares)

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

Prior to the commencement of its public offering on March 11, 2025, the Company conducted a separate private offering (the “Private Offering”) of common shares (the “Common Shares”) (i) to accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act. The Company expects to continue to conduct a private offering to sell Common Shares outside of the United States to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). On January 10, 2025, the Company was granted exemptive relief by the SEC that permits the Company to offer multiple classes of Common Shares in the public offering.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for the year ending December 31, 2025.

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

During the three months ended March 31, 2025 and 2024, the Company had $15,052 and $3,251, respectively, of interest income.

PIK Income

The Company may have investments in its portfolio which contain a contractual paid-in-kind (“PIK”), interest provision. PIK interest is computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment, and is recorded as income. The Company will cease accruing PIK interest if there is insufficient value to support the accrual or if the

Company does not expect amounts to be collectible and will generally only begin to recognize PIK income again when all principal and interest have been paid or upon the restructuring of the investment where the interest is deemed collectible. To maintain the Company’s status as a RIC, PIK interest income, which is considered investment company taxable income, may be required to be paid out to shareholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash. The Company did not have any PIK investments during both the three months ended March 31, 2025 and 2024.

Dividend Income

Dividend income from cash equivalents is recorded on the record date. Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from a limited liability company or limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. During the three months ended March 31, 2025 and 2024, the Company had $263 and $2,013, respectively, of dividend income.

Other Income

The Company may also generate revenue in the form of structuring, arranger or due diligence fees, amendment or consent fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees. Such fees are recognized as income when earned or the services are rendered. During the three months ended March 31, 2025 and 2024, the Company had $204 and $279, respectively, of other income.

Non-Accrual

Loans are placed on non-accrual status when there is reasonable doubt whether principal or interest payments will be collected in full. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. Additionally, any original issue discount (“OID”) and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2025, non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.06%, respectively. As of December 31, 2024, non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.08%, respectively.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company has adopted ASU 2023-09 effective for the fiscal year ending December 31, 2025 and concluded that the application did not have any material impact on its consolidated financial statements for the quarter ended March 31, 2025.

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

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On March 29, 2023, the Company’s Board unanimously approved an investment advisory agreement (the “Advisory Agreement”) and a subadvisory agreement (the “Subadvisory Agreement”), each of which became effective on March 30, 2023. The Advisory Agreement is effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

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

On November 7, 2024 and March 11, 2025, the Company’s Board unanimously approved certain amendments to the Advisory Agreement and the Subadvisory Agreement in connection with the registration of the offering of the Company’s shares in certain U.S. states.

On March 11, 2025, the Company’s Board unanimously approved the renewal of the Advisory Agreement and the Subadvisory Agreement for one-year terms.

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

For the three months ended March 31, 2025 and 2024, the Company accrued $931 and $785, respectively, in base management fees, which were fully waived (see “Fee Waiver” below). As of March 31, 2025 and December 31, 2024, there were no amounts payable to the Adviser relating to management fees.

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

For the three months ended March 31, 2025, the Company accrued $907 in income-based incentive fees, which were fully waived (see “Fee Waiver” below). For the three months ended March 31, 2024, the Company accrued $198 in income-based incentive fees, which were fully waived (see “Fee Waiver” below). As of March 31, 2025 and December 31, 2024, there were no amounts payable to the Adviser relating to income-based incentive fees.

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

For the three months ended March 31, 2025, the Company accrued no capital gain incentive fees and for the three months ended March 31, 2024, the Company accrued $6 in capital gains incentive fees which were fully waived (see “Fee Waiver” below). As of March 31, 2025 and December 31, 2024, there were no amounts payable to the Adviser relating to capital gain incentive fees.

Fee Waiver

For the period from the effective date of the Company’s registration statement relating to its public offering (June 6, 2024) through June 30, 2025, the Advisers have agreed to waive all management fees, incentive fees and subadvisory fees (the “Advisory Fee Waiver”) payable to them under the Advisory Agreement and Subadvisory Agreement (collectively, the “Advisory Agreements”). The Advisory Fee Waiver is not revocable during its term and amounts waived pursuant to the Advisory Fee Waiver will not be subject to any right of future recoupment in favor of FEIM and FEAC.

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

For the three months ended March 31, 2025 and 2024, the Company incurred administrator expenses of $604 and $422, respectively. As of March 31, 2025 and December 31, 2024, $591 and $469, respectively, of administrator expenses were due to the Administrator, which were included in accrued administrator expenses on the Consolidated Statement of Assets and Liabilities. Additionally, as of March 31, 2025 and December 31, 2024, $93 and $138, respectively, were due to the Administrator for direct expenses paid on the Company’s behalf, which were included in due to affiliates on the Consolidated Statement of Assets and Liabilities.

Expense Support and Conditional Reimbursement Agreement

From the effective date of the Company’s registration statement relating to its public offering (June 6, 2024) through the term of the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”), which shall be at least 24 months from the effective date of the Company’s registration statement, the Adviser will advance all of the Company's Other Operating Expenses (as defined below) so such expenses do not exceed 1.00% (on an annualized basis) of the Company's NAV (“Required Expense Payment”). Any Required Expense Payment must be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates.

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

The following is a summary of Expense Payments and related Reimbursement Payments for the three months ended March 31, 2025:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
January 31, 2025	$434	$—	$434	January 31, 2028
February 28, 2025	359	—	359	February 28, 2028
March 31, 2025	559	—	559	March 31, 2028
Total	$1,352	$—	$1,352

For the three months ended March 31, 2025, the Company accrued Expense Payments due from the Adviser in the amount of $1,352. For the three months ended March 31, 2025, there were no Reimbursement Payments made to the Adviser.

For the three months ended March 31, 2024, there were no Expense Payments made by the Adviser and no Reimbursement Payments made to the Adviser.

As of March 31, 2025 and December 31, 2024, $1,352 and $2,585, respectively, of Expense Payments were due from the Adviser, which were included in due from adviser on the Consolidated Statement of Assets and Liabilities.

Note 4. Investments

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$616,681	$613,639	99.93%	$653,670	$653,893	100.00%
Second Lien Debt	550	456	0.07%	—	—	—
Warrant	31	—	—	31	32	—
Total investments	$617,262	$614,095	100.00%	$653,701	$653,925	100.00%

The following is a summary of the industry classifications in which the Company invests as of March 31, 2025 and December 31, 2024:

March 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$6,257	$6,244	1.02%	2.09%
Air Freight & Logistics	15,220	14,815	2.41	4.97
Automobile Components	12,147	12,144	1.98	4.07
Building Products	4,567	4,482	0.73	1.50
Chemicals	19,612	19,521	3.18	6.55
Commercial Services & Supplies	42,569	42,499	6.92	14.25
Communications Equipment	2,000	1,968	0.32	0.66
Construction & Engineering	3,800	3,821	0.62	1.28
Containers & Packaging	4,340	4,360	0.71	1.46
Diversified Consumer Services	20,497	20,587	3.35	6.90
Diversified Telecommunication Services	3,943	3,907	0.64	1.31
Electrical Equipment	11,315	11,336	1.85	3.80
Electronic Equipment, Instruments & Components	1,970	1,940	0.31	0.65
Entertainment	4,848	4,876	0.79	1.64
Financial Services	54,204	54,203	8.83	18.17
Food Products	8,348	8,403	1.37	2.82
Ground Transportation	6,959	6,946	1.13	2.33
Health Care Equipment & Supplies	9,925	9,871	1.61	3.31
Health Care Providers & Services	72,100	71,160	11.59	23.86
Health Care Technology	30,765	31,078	5.06	10.42
Hotels, Restaurants & Leisure	1,752	1,728	0.28	0.58
Household Durables	11,811	11,836	1.93	3.97
Insurance	25,389	25,522	4.16	8.56
IT Services	8,924	8,903	1.45	2.99
Machinery	20,591	20,141	3.28	6.75
Media	10,027	9,919	1.61	3.33
Metals & Mining	2,007	1,995	0.32	0.67
Oil, Gas & Consumable Fuels	998	999	0.16	0.33
Passenger Airlines	1,916	1,838	0.30	0.62
Personal Care Products	2,000	2,002	0.33	0.67
Pharmaceuticals	19,925	19,497	3.17	6.54
Professional Services	63,375	63,377	10.32	21.25
Real Estate Management & Development	13,596	13,555	2.21	4.55
Software	70,342	69,693	11.35	23.37
Specialty Retail	10,024	9,997	1.63	3.35
Textiles, Apparel & Luxury Goods	6,782	6,634	1.08	2.22
Trading Companies & Distributors	11,451	11,330	1.84	3.80
Wireless Telecommunication Services	966	968	0.16	0.32
	$617,262	$614,095	100.00%	205.91%

December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$8,288	$8,329	1.27%	2.77%
Air Freight & Logistics	15,187	15,401	2.35	5.13
Automobile Components	13,153	13,112	2.00	4.37
Building Products	6,571	6,646	1.02	2.21
Chemicals	17,581	17,568	2.69	5.86
Commercial Services & Supplies	25,280	25,283	3.87	8.42
Communications Equipment	2,000	1,995	0.31	0.66
Construction & Engineering	3,847	3,791	0.58	1.26
Containers & Packaging	11,304	11,393	1.74	3.79
Diversified Consumer Services	22,514	22,643	3.46	7.54
Diversified Telecommunication Services	8,859	8,943	1.37	2.98
Electrical Equipment	11,337	11,360	1.74	3.78
Electronic Equipment, Instruments & Components	1,975	1,968	0.29	0.66
Entertainment	8,856	8,941	1.37	2.98
Financial Services	52,403	52,495	8.03	17.48
Food Products	8,376	8,492	1.30	2.83
Ground Transportation	12,014	12,084	1.85	4.02
Health Care Equipment & Supplies	9,946	9,943	1.52	3.31
Health Care Providers & Services	77,579	75,647	11.57	25.19
Health Care Technology	17,730	18,082	2.77	6.02
Hotels, Restaurants & Leisure	11,708	11,788	1.80	3.92
Household Durables	12,390	12,531	1.92	4.17
Insurance	29,423	29,560	4.52	9.84
IT Services	8,947	9,011	1.38	3.00
Machinery	37,197	37,096	5.67	12.35
Media	8,061	8,147	1.25	2.71
Metals & Mining	2,012	2,010	0.31	0.67
Oil, Gas & Consumable Fuels	1,000	1,003	0.14	0.33
Passenger Airlines	5,380	5,404	0.83	1.80
Personal Care Products	2,000	2,016	0.31	0.67
Pharmaceuticals	19,048	18,992	2.90	6.32
Professional Services	68,395	68,543	10.48	22.82
Real Estate Management & Development	13,579	13,555	2.07	4.51
Software	61,199	61,338	9.38	20.42
Specialty Retail	13,328	13,470	2.06	4.49
Textiles, Apparel & Luxury Goods	6,795	6,833	1.05	2.28
Trading Companies & Distributors	14,474	14,534	2.22	4.85
Wireless Telecommunication Services	3,965	3,978	0.61	1.32
	$653,701	$653,925	100.00%	217.73%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$597,530	$594,476	96.81%	199.32%
Canada	4,956	5,002	0.81	1.68
Europe	14,776	14,617	2.38	4.91
Total	$617,262	$614,095	100.00%	205.91%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$628,216	$628,349	96.09%	209.22%
Canada	5,749	5,810	0.89	1.93
Europe	19,736	19,766	3.02	6.58
Total	$653,701	$653,925	100.00%	217.73%

As of March 31, 2025, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.06%, respectively. As of December 31, 2024, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.08%, respectively.

As of March 31, 2025 and December 31, 2024, on a fair value basis, 100% of the Company’s performing debt investments bore interest at a floating rate.

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

As of March 31, 2025, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuations procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

Fair Value Disclosures

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$248,932	$364,707	$613,639
Second Lien Debt	—	—	456	456
Warrant	—	—	—	—
Total Investments	$—	$248,932	$365,163	$614,095
Percentage of Total	0.00%	40.54%	59.46%	100.00%

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$321,304	$332,589	$653,893
Warrant	—	—	32	32
Total Investments	$—	$321,304	$332,621	$653,925
Percentage of Total	0.00%	49.13%	50.87%	100.00%

The following table provides a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	First Lien Loan	Second Lien Loan	Warrant	Total Investments
Fair value, beginning of period	$332,589	$—	$32	$332,621
Purchase of investments (including PIK)	68,504	17	—	68,521
Proceeds from principal repayments and sales of investments	(29,651)	—	—	(29,651)
Amortization of premium/accretion of discount, net	550	5	—	555
Net realized gain (loss) on investments	(941)	—	—	(941)
Net change in unrealized appreciation (depreciation) on investments	1,358	(94)	(32)	1,232
Reclassification	(528)	528	—	—
Transfers out of Level 3	(16,039)	—	—	(16,039)
Transfers to Level 3	8,865	—	—	8,865
Fair value, end of period	$364,707	$456	$—	$365,163
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at March 31, 2025	$(594)	$(94)	$(32)	$(720)

The following table provides a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	First Lien Loan	Warrant	Total Investments
Fair value, beginning of period	$65,862	$2	$65,864
Purchase of investments (including PIK)	63,082	—	63,082
Proceeds from principal repayments and sales of investments	(76)	—	(76)
Amortization of premium/accretion of discount, net	105	—	105
Net realized gain (loss) on investments	—	—	—
Net change in unrealized appreciation (depreciation) on investments	36	—	36
Transfers out of Level 3	(4,938)	—	(4,938)
Fair value, end of period	$124,071	$2	$124,073
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at March 31, 2024	$36	$—	$36

Investments were transferred out of Level 3 during the three months ended March 31, 2025 and 2024 due to improvements in the quantity and quality of information, specifically the number of vendor quotes available to support the valuation of each investment, as assessed by the Valuation Designee. Investments were transferred into Level 3 during the three months ended March 31, 2025 due to a decrease in the quantity and quality of information, specifically the number of vendor quotes available to support the valuation of each investment, as assessed by the Valuation Designee.

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2025 and December 31, 2024. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
First lien debt (2)	$288,332	Discounted cash flows (income approach)	Comparative Yield	8.56%	16.11%	10.31%
	30,498	Recoverability	Collateral Value	$22.4mm	$434.3mm	$200.2mm
	318,830
Warrant	—	Option pricing model	Volatility	30.00%	40.00%	35.00%
			Time Horizon (years)	5.0 yrs	10.0 yrs	7.5 yrs
Total	$318,830
(1)
Weighted averages are calculated based on fair value of investments.
(2)
Excluded from the presentation is $45,877 in first lien senior secured debt and $456 in second lien senior secured debt for which the Valuation Designee did not develop the unobservable inputs for the determination of fair value (examples include insufficient liquidity and single source quotation).

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

Other Financial Assets and Liabilities

As of March 31, 2025, the carrying amounts of the Company’s other financial instruments, such as cash and cash equivalents, receivables and payables, approximate the fair value of such items due to the short maturity of such instruments and would be categorized as Level 1 within the fair value hierarchy. As of March 31, 2025, the carrying amount of the Company’s outstanding Credit Facility approximates fair value and would be categorized as Level 3 within the fair value hierarchy. The fair value of the Credit Facility is estimated based upon market interest rates and entities with similar credit risk.

Note 6. Borrowings

In connection with the Company’s organization, the Board and the Company’s initial shareholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result of this approval, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2025, the Company’s asset coverage ratio was 187.8%.

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

The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 75% of the principal balance of its eligible portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 65%. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through September 22, 2026. The Credit Facility has a minimum utilization requirement (“Minimum Utilization”) of 35% of the facility amount (following a nine-month ramp-up period through September 21, 2024). The Minimum Utilization increased to 65% from September 22, 2024 and increased again to 75% from November 7, 2024 through the end of the revolving period. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The SPV’s obligations under the Credit Facility are secured by a first priority security interest in substantially all of the assets of the SPV, including its portfolio of investments, and the Company’s equity interest in the SPV. As of March 31, 2025, the Company held 132 investments with a total fair market value of $515,377 in the SPV as collateral for the Credit Facility. As of March 31, 2025, the Company had $346,600 in borrowings outstanding under the Credit Facility. As of December 31, 2024, the Company held 120 investments with a total fair market value of $505,108 in the SPV as collateral for the Credit Facility. As of December 31, 2024, the Company had $325,600 in borrowings outstanding under the Credit Facility.

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

Components of Interest Expense

The components of the Company’s interest expense were as follows:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Borrowing interest expense	$5,864	$3
Borrowing administration fees	131	133
Facility unused fees	12	531
Amortization of financing costs	152	153
Total interest expense	$6,159	$820
Average Debt Outstanding	341,878	5,000	(1)
Average Stated Interest Rate	6.86%	8.35%	(1)
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

As of March 31, 2025 and December 31, 2024, the Company has the following unfunded commitments to portfolio companies:

March 31, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
841 Prudential MOB LLC	Delayed Draw	10/8/2027	$719	$(11)
Air Conditioning Specialist, Inc.	Delayed Draw	11/19/2026	$1,915	$(32)
AMCP Clean Acquisition Co LLC	Delayed Draw	6/15/2028	$910	$12
Apella Capital LLC	Delayed Draw	3/6/2027	$996	$—
Apella Capital LLC	Delayed Draw	12/4/2026	$148	$1
APS Acquisition Holdings, LLC	Delayed Draw	7/11/2026	$3,483	$(52)
Argano, LLC	Delayed Draw	3/13/2026	$2,087	$(21)
Case Works, LLC	Delayed Draw	10/1/2029	$272	$(4)
CI (MG) Group, LLC	Delayed Draw	3/27/2027	$4,636	$(70)
Community Based Care Acquisition, Inc.	Delayed Draw	3/19/2026	$2,118	$21
Elevate HD Parent, Inc.	Delayed Draw	2/18/2025	$482	$1
Electrical Components International, Inc.	Delayed Draw	5/10/2026	$433	$(4)
Enverus Holdings, Inc.	Delayed Draw	12/12/2026	$73	$—
First Steps Recovery Acquisition, LLC	Delayed Draw	9/29/2025	$1,149	$(29)
Gen4 Dental Partners Opco, LLC	Delayed Draw	5/13/2026	$2,333	$(64)
Groundworks Operations, LLC	Delayed Draw	3/6/2026	$393	$(8)
Housework Holdings	Delayed Draw	5/28/2026	$417	$(2)
In Vitro Sciences, LLC	Delayed Draw	7/31/2024	$23	$(135)
Medrina, LLC	Delayed Draw	4/20/2025	$266	$(11)
Monarch Behavioral Therapy, LLC	Delayed Draw	6/6/2026	$732	$20
Prescott's Inc.	Delayed Draw	12/30/2026	$3,585	$(40)
PRGX Global, Inc	Delayed Draw	2/20/2027	$596	$(6)
RL James, Inc.	Delayed Draw	12/15/2025	$612	$(22)
RMBUS Holdco Inc.	Delayed Draw	1/8/2026	$2,070	$—
SR Landscaping, LLC	Delayed Draw	2/20/2026	$1,191	$21
Strategy Corps, LLC	Delayed Draw	6/28/2026	$3,300	$(33)
Tri Scapes, LLC	Delayed Draw	7/12/2026	$2,370	$(36)
US Fertility Enterprises, LLC	Delayed Draw	10/3/2026	$97	$—
Waste Resource Management Inc.	Delayed Draw	12/28/2029	$919	$29
XPT Partners, LLC	Delayed Draw	12/10/2026	$950	$(18)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Revolver
Advantmed Buyer Inc	Revolver	2/14/2031	$2,189	$(29)
Air Buyer Inc.	Revolver	7/23/2030	$517	$(5)
Air Conditioning Specialist, Inc.	Revolver	11/19/2029	$621	$(13)
APS Acquisition Holdings, LLC	Revolver	7/11/2029	$1,741	$(26)
Argano, LLC	Revolver	9/13/2029	$348	$(3)
Case Works, LLC	Revolver	10/1/2029	$362	$(8)
CI (MG) Group, LLC	Revolver	3/27/2030	$1,044	$(16)
Elevate HD Parent, Inc.	Revolver	8/20/2029	$200	$—
Enthusiast Auto Holdings, LLC	Revolver	12/19/2026	$1,151	$(1)
Enverus Holdings, Inc.	Revolver	12/24/2029	$293	$(9)
First Steps Recovery Acquisition, LLC	Revolver	3/29/2030	$597	$(29)
Gen4 Dental Partners Opco, LLC	Revolver	5/13/2030	$467	$(13)
Housework Holdings	Revolver	12/15/2028	$77	$(1)
In Vitro Sciences, LLC	Revolver	2/28/2029	$568	$(45)
Irving Parent, Corp.	Revolver	3/11/2031	$2,625	$(39)
Mammoth Holdings, LLC	Revolver	11/15/2029	$659	$(16)
Medrina, LLC	Revolver	10/20/2029	$1,107	$—
Monarch Behavioral Therapy, LLC	Revolver	6/6/2030	$502	$(6)
Owl Vans, LLC	Revolver	12/31/2030	$1,200	$(16)
Prescott's Inc.	Revolver	12/30/2030	$896	$(10)
RL James, Inc.	Revolver	12/15/2028	$1,016	$(11)
RMBUS Holdco Inc.	Revolver	1/8/2029	$1,035	$—
Sagebrush Buyer, LLC	Revolver	7/1/2030	$1,263	$—
SR Landscaping, LLC	Revolver	10/30/2029	$579	$—
Strategy Corps, LLC	Revolver	6/28/2030	$1,567	$(16)
Syner-G Intermediate Holdings, LLC	Revolver	9/17/2030	$1,150	$(46)
The Mutual Group, LLC	Revolver	1/31/2030	$1,299	$—
Tri Scapes, LLC	Revolver	7/12/2030	$1,185	$(18)
Unified Patents, LLC	Revolver	12/23/2027	$1,271	$(10)
Visante Acquisition, LLC	Revolver	1/31/2030	$976	$—
Waste Resource Management Inc.	Revolver	12/28/2029	$290	$—
XPT Partners, LLC	Revolver	9/13/2028	$271	$(4)
Zenith American Solutions, Inc.	Revolver	7/11/2029	$588	$(9)
Total Unfunded Commitments			$68,929	$(892)

December 31, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
841 Prudential MOB LLC	Delayed Draw	10/8/2027	$719	$(11)
Air Buyer Inc.	Delayed Draw	1/23/2026	$1,138	$(15)
Air Conditioning Specialist, Inc.	Delayed Draw	11/19/2026	$1,915	$(10)
AMCP Clean Acquisition Co LLC	Delayed Draw	6/15/2028	$1,840	$8
Apella Capital LLC	Delayed Draw	12/4/2026	$148	$(1)
APS Acquisition Holdings, LLC	Delayed Draw	7/11/2026	$3,483	$(52)
Argano, LLC	Delayed Draw	3/13/2026	$2,087	$(42)
Case Works, LLC	Delayed Draw	10/1/2029	$272	$(4)
Community Based Care Acquisition, Inc.	Delayed Draw	3/19/2026	$2,118	$—
Elevate HD Parent, Inc.	Delayed Draw	2/18/2025	$482	$—
Electrical Components International, Inc.	Delayed Draw	5/10/2026	$433	$(7)
Enverus Holdings, Inc.	Delayed Draw	12/12/2026	$192	$—
First Steps Recovery Acquisition, LLC	Delayed Draw	9/29/2025	$1,149	$(23)
Focus Financial Partners, LLC	Delayed Draw	9/10/2026	$194	$2
Gen4 Dental Partners Opco, LLC	Delayed Draw	5/13/2026	$2,333	$(70)
Groundworks Operations, LLC	Delayed Draw	3/6/2026	$393	$3
Housework Holdings	Delayed Draw	3/1/2025	$428	$—
Housework Holdings	Delayed Draw	5/28/2026	$417	$—
In Vitro Sciences, LLC	Delayed Draw	7/31/2024	$23	$(1)
Medrina, LLC	Delayed Draw	4/20/2025	$1,550	$—
Monarch Behavioral Therapy, LLC	Delayed Draw	6/6/2026	$1,076	$(8)
Prescott's Inc.	Delayed Draw	12/30/2026	$3,585	$(40)
RL James, Inc.	Delayed Draw	12/15/2025	$612	$(15)
RMBUS Holdco Inc.	Delayed Draw	1/8/2026	$2,070	$—
SR Landscaping, LLC	Delayed Draw	2/20/2026	$1,191	$(3)
Strategy Corps, LLC	Delayed Draw	6/28/2026	$3,300	$(33)
Tri Scapes, LLC	Delayed Draw	7/12/2026	$2,370	$(36)
US Fertility Enterprises, LLC	Delayed Draw	10/3/2026	$97	$1
Waste Resource Management Inc.	Delayed Draw	12/28/2029	$1,208	$—
Xcel Brands, Inc.	Delayed Draw	12/12/2028	$683	$(15)
XPT Partners, LLC	Delayed Draw	12/10/2026	$1,205	$(18)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Revolver
Air Buyer Inc.	Revolver	7/23/2030	$517	$(7)
Air Conditioning Specialist, Inc.	Revolver	11/19/2029	$847	$(4)
Apella Capital LLC	Revolver	3/1/2029	$50	$—
APS Acquisition Holdings, LLC	Revolver	7/11/2029	$1,741	$(26)
Argano, LLC	Revolver	9/13/2029	$348	$(7)
Case Works, LLC	Revolver	10/1/2029	$362	$(5)
Elevate HD Parent, Inc.	Revolver	8/20/2029	$200	$—
Enthusiast Auto Holdings, LLC	Revolver	12/19/2025	$1,151	$—
Enverus Holdings, Inc.	Revolver	12/24/2029	$284	$(8)
First Steps Recovery Acquisition, LLC	Revolver	3/29/2030	$597	$(12)
Gen4 Dental Partners Opco, LLC	Revolver	5/13/2030	$467	$(14)
Housework Holdings	Revolver	12/15/2028	$176	$—
In Vitro Sciences, LLC	Revolver	2/28/2029	$568	$(20)
Mammoth Holdings, LLC	Revolver	11/15/2029	$659	$(20)
Medrina, LLC	Revolver	10/20/2029	$1,107	$—
Mid-State Machine and Fabricating Corporation	Revolver	6/21/2029	$1,917	$(14)
Monarch Behavioral Therapy, LLC	Revolver	6/6/2030	$1,059	$(8)
Owl Vans, LLC	Revolver	12/31/2030	$1,200	$(16)
Prescott's Inc.	Revolver	12/30/2030	$896	$(10)
Project Cloud Holdings, LLC	Revolver	3/31/2029	$71	$(2)
RL James, Inc.	Revolver	12/15/2028	$973	$(24)
RMBUS Holdco Inc.	Revolver	1/8/2029	$1,035	$—
Sagebrush Buyer, LLC	Revolver	7/1/2030	$1,263	$(19)
SR Landscaping, LLC	Revolver	10/30/2029	$579	$(1)
Strategy Corps, LLC	Revolver	6/28/2030	$1,650	$(16)
Syner-G Intermediate Holdings, LLC	Revolver	9/17/2030	$1,150	$(13)
The Mutual Group, LLC	Revolver	1/31/2030	$1,299	$(19)
Tri Scapes, LLC	Revolver	7/12/2030	$1,185	$(18)
Unified Patents, LLC	Revolver	12/23/2027	$1,271	$(10)
Visante Acquisition, LLC	Revolver	1/31/2030	$976	$—
Waste Resource Management Inc.	Revolver	12/28/2029	$786	$—
XPT Partners, LLC	Revolver	9/13/2028	$271	$(4)
Zenith American Solutions, Inc.	Revolver	7/11/2029	$596	$(9)
Total Unfunded Commitments			$65,962	$(696)

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

On January 1, 2025, the Company sold 37,241 Common Shares of beneficial interest (with the final number of shares being determined on January 24, 2025) to a feeder vehicle primarily created to hold the Company’s Common Shares for an aggregate offering price of $902.

The following table summarizes the issuance of shares during the three months ended March 31, 2025:

Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
January 1, 2025	37,241	$902
Total	37,241	$902

The following table summarizes the issuance of shares during the three months ended March 31, 2024:

Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
March 1, 2024	2,058,460	$50,000
Total	2,058,460	$50,000

During the three months ended March 31, 2025, the Company also issued 111 shares for an aggregate value of $3 under the DRP (as defined below).

Distributions

The following table presents distributions that were declared and payable during the three months ended March 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the Three Months Ended March 31, 2025
January 31, 2025	January 31, 2025	February 27, 2025	$0.205	$2,548
March 26, 2025	March 26, 2025	March 28, 2025	$0.205	$2,550
March 31, 2025	March 31, 2025	April 29, 2025	$0.205	$2,551
				$7,649
For the Three Months Ended March 31, 2024
February 5, 2024	February 6, 2024	February 27, 2024	$0.120	$1,244
February 29, 2024	February 29, 2024	March 26, 2024	$0.120	$1,244
March 28, 2024	March 28, 2024	April 26, 2024	$0.120	$1,491
				$3,979

Character of Distributions

The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, and capital gains proceeds from the sale of assets.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares during the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Ordinary income (including net short-term capital gains)	$7,109	$3,979
Capital gains	540	—
Return of capital	—	—
Total taxable distributions	$7,649	$3,979

Distribution Reinvestment

The Company has adopted a dividend reinvestment plan (“DRP”), pursuant to which it reinvests all cash dividends declared by the Board on behalf of its shareholders who elected not to receive their dividends in cash. Shareholders who have opted into the Company’s DRP will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. As of the commencement of the public offering, investors and clients of certain participating brokers in states that do not permit automatic enrollment in our DRP will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares. A participating shareholder will receive an amount of shares equal to the amount of the distribution on that participant’s shares divided by the most recent NAV per share that is available on the date such distribution was paid. Shareholders who receive distributions in the form of shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, since their cash distributions will be reinvested, those shareholders will not receive cash with which to pay any applicable taxes. The Company intends to use newly issued shares to implement the plan.

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

Share Repurchases

During the three months ended March 31, 2025, zero shares were repurchased. During the three months ended March 31, 2024, zero shares were repurchased.

Note 9. Financial Highlights and Senior Securities

The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Per Share Data:
Net assets, beginning of period	$24.21	$24.28
Net investment income (loss) after excise tax (1)	0.69	0.32
Net realized gain (loss) (1)	(0.04)	—
Net change in unrealized appreciation (depreciation) (1)	(0.27)	0.01
Net increase (decrease) in net assets resulting from operations (1)	0.38	0.33
Distributions declared from net investment income	(0.58)	(0.36)
Distributions declared from net realized gains	(0.04)	—
Other (2)	—	—
Total increase (decrease) in net assets	(0.24)	(0.03)
Net assets, end of period	$23.97	$24.25
Shares outstanding, end of period	12,444,713	12,425,318
Total return based on NAV (3)	1.55%	(0.12)%
Ratios:
Net expenses to average net assets (4)	9.37%	3.97%
Net investment income to average net assets (4)	11.34%	3.79%
Portfolio turnover rate (5)	11.62%	0.16%
Supplemental Data:
Net assets, end of period	$298,240	$301,288
Average debt outstanding	$341,878	$165
Asset coverage ratio	187.8%	6125.8%
(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(3)
Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share. Return calculations are not annualized.
(4)
For the three months ended March 31, 2025, the ratio of total operating expenses to average net assets was 13.68%, excluding the effect of management fee and income based incentive fee waivers by the Adviser, if any, which represented 4.32% of average assets. For the three months ended March 31, 2024, amounts are annualized except for organizational costs, excise tax, and management fee and income based incentive fee waivers by the Adviser, if any. For the three months ended March 31, 2024, the ratio of total operating expenses to average net assets was 4.33% on an annualized basis, excluding the effect of management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.36% of average assets.
(5)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

The following is information about the Company’s senior securities as of March 31, 2025 and December 31, 2024:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Facility
March 31, 2025	$346,600	$1,860	N/A	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Credit Facility
December 31, 2024	$325,600	$1,922	N/A	N/A

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

Note 10. Segment Reporting

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

Note 11. Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of March 31, 2025, except as discussed below.

On April 9, 2025, First Eagle Private Credit Fund BSL SPV, LLC (the "BSL SPV"), a wholly-owned financing subsidiary of the Company, entered into a $100 million senior secured revolving credit facility (the “BSL Credit Facility”) with JPMorgan Chase Bank, National Association, as initial lender, certain other lenders from time to time party thereto, First Eagle Alternative Credit, LLC, as portfolio manager, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent. The BSL Credit Facility also provides for a feature that allows the Borrower, under certain circumstances, to increase the overall size of the BSL Credit Facility to a maximum of $250 million. The BSL Credit Facility has a scheduled maturity date of April 9, 2030, or earlier in accordance with the terms of the BSL Credit Facility. Borrowings under the BSL Credit Facility bear interest at the annual rate of three month SOFR plus a spread of 1.55%. Additionally, the BSL SPV pays a minimum utilization fee of 1.55% on the Minimum Utilization less any outstanding borrowings if outstanding borrowings are less than the Minimum Utilization, and an unused fee of 0.50% per annum on the difference between the total facility amount and the greater of the Minimum Utilization or total outstanding borrowings.

On April 22, 2025, the Advisers delivered a Fee Waiver Letter (the "Fee Waiver Letter") to the Company for the purpose of extending, with modifications, waiver of management fees (including incentive fees) and subadvisory fees payable to them. The Fee Waiver Letter provides for (i) a waiver of 50% of the fee payable by the Company and (ii) a waiver of 100% of the incentive fee payable by the Company, in each case for the period from July 1, 2025 through December 31, 2025. The Fee Waiver Letter is not revocable during its term and amounts waived pursuant to the Fee Wavier Letter will not be subject to any right of future recoupment in favor of the Advisers. Additionally, the Company and the Adviser have decided to continue the Expense Support and Conditional Reimbursement Agreement between the Company and the Adviser for an additional one-year term.

On April 23, 2025, the Company’s Board declared a distribution of $0.205 per Common Share, which is payable on May 29, 2025 to shareholders of record as of April 30, 2025.

On April 30, 2025, the Company’s Board appointed Seth Gelman to the position of Interim Chief Compliance Officer of the Company, effective as of April 30, 2025. Mr. Gelman will serve as Interim Chief Compliance Officer of the Company until his successor has been duly elected and qualified, or until the earlier of his death, resignation or removal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise specified, references to the “Company,”“we,” “us” and “our” refer to First Eagle Private Credit Fund and its consolidated subsidiaries; “FEIM” and “Adviser” refer to First Eagle Investment Management, LLC, our investment adviser; and “FEAC,” “Subadviser,” and “Administrator” refer to First Eagle Alternative Credit, LLC, our investment sub-adviser (and, together with the Adviser, the “Advisers”) and administrator.

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

Prior to the commencement of its public offering on March 11, 2025, the Company conducted a separate private offering (the “Private Offering”) of Common Shares (the “Common Shares”) (i) to accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act. The Company expects to continue to conduct a private offering to sell Common Shares outside of the United States to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). On January 10, 2025, the Company was granted exemptive relief by the SEC that permits the Company to offer multiple classes of Common Shares in the public offering.

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

Expense Support and Conditional Reimbursement Agreement

The Company has entered into an Expense Support Agreement with the Adviser. For additional information, see Note 3—“Agreements and Related Party Transactions” in the Notes to the Consolidated Financial Statements.

Portfolio and Investment Activity

For the three months ended March 31, 2025, the Company made new investments in 10 new portfolio companies for an aggregate principal commitment amount of $693.7 million (including $68.9 million of unfunded commitments), all of which was first lien debt.

The following summarizes our investment activity (information presented is at cost unless otherwise indicated) (dollar amounts in thousands):

As of and For the Three Months Ended March 31, 2025
Investments:
Total investments, beginning of period	$653,701
New investments purchased	73,726
Net accretion of discount on investments	627
Net realized gain (loss) on investments	(539)
Investments sold or repaid	(110,253)
Total investments, end of period	617,262
Amount of investments funded at principal:
First lien debt	$623,905
Second lien debt	830
Warrant	8
Total portfolio investments	$624,743

	March 31, 2025	December 31, 2024
Number of portfolio companies	154	161
Weighted average yield on debt and income producing investments, at cost (1)	9.51%	9.47%
Weighted average yield on debt and income producing investments, at fair value (1)	9.51%	9.45%
Average loan to value (LTV) (2)	40.33%	35.40%
Percentage of debt investments bearing a floating rate, at fair value	100.00%	100.00%
Percentage of debt investments bearing a fixed rate, at fair value	0.00%	0.00%
Percentage of assets on non-accrual, at amortized cost (3)	0.06%	0.06%
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
(3)
As a percentage of total amortized cost of investments. Assets on non-accrual represented 0.06% and 0.08% of total fair value of investments as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025 and December 31, 2024, our portfolio companies had a weighted average annual adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of approximately $38.8 million and $39.4 million, respectively. Amounts are weighted based on fair value of each respective investment. These calculations include all private debt investments for which fair value is determined by the Valuation Designee and excludes quoted assets and ABL investments, as well as companies with negative or de minimus EBITDA. Amounts were derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

The following is a summary of the industry classifications in which we invested as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

March 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$6,257	$6,244	1.02%	2.09%
Air Freight & Logistics	15,220	14,815	2.41	4.97
Automobile Components	12,147	12,144	1.98	4.07
Building Products	4,567	4,482	0.73	1.50
Chemicals	19,612	19,521	3.18	6.55
Commercial Services & Supplies	42,569	42,499	6.92	14.25
Communications Equipment	2,000	1,968	0.32	0.66
Construction & Engineering	3,800	3,821	0.62	1.28
Containers & Packaging	4,340	4,360	0.71	1.46
Diversified Consumer Services	20,497	20,587	3.35	6.90
Diversified Telecommunication Services	3,943	3,907	0.64	1.31
Electrical Equipment	11,315	11,336	1.85	3.80
Electronic Equipment, Instruments & Components	1,970	1,940	0.31	0.65
Entertainment	4,848	4,876	0.79	1.64
Financial Services	54,204	54,203	8.83	18.17
Food Products	8,348	8,403	1.37	2.82
Ground Transportation	6,959	6,946	1.13	2.33
Health Care Equipment & Supplies	9,925	9,871	1.61	3.31
Health Care Providers & Services	72,100	71,160	11.59	23.86
Health Care Technology	30,765	31,078	5.06	10.42
Hotels, Restaurants & Leisure	1,752	1,728	0.28	0.58
Household Durables	11,811	11,836	1.93	3.97
Insurance	25,389	25,522	4.16	8.56
IT Services	8,924	8,903	1.45	2.99
Machinery	20,591	20,141	3.28	6.75
Media	10,027	9,919	1.61	3.33
Metals & Mining	2,007	1,995	0.32	0.67
Oil, Gas & Consumable Fuels	998	999	0.16	0.33
Passenger Airlines	1,916	1,838	0.30	0.62
Personal Care Products	2,000	2,002	0.33	0.67
Pharmaceuticals	19,925	19,497	3.17	6.54
Professional Services	63,375	63,377	10.32	21.25
Real Estate Management & Development	13,596	13,555	2.21	4.55
Software	70,342	69,693	11.35	23.37
Specialty Retail	10,024	9,997	1.63	3.35
Textiles, Apparel & Luxury Goods	6,782	6,634	1.08	2.22
Trading Companies & Distributors	11,451	11,330	1.84	3.80
Wireless Telecommunication Services	966	968	0.16	0.32
	$617,262	$614,095	100.00%	205.91%

December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$8,288	$8,329	1.27%	2.77%
Air Freight & Logistics	15,187	15,401	2.35	5.13
Automobile Components	13,153	13,112	2.00	4.37
Building Products	6,571	6,646	1.02	2.21
Chemicals	17,581	17,568	2.69	5.86
Commercial Services & Supplies	25,280	25,283	3.87	8.42
Communications Equipment	2,000	1,995	0.31	0.66
Construction & Engineering	3,847	3,791	0.58	1.26
Containers & Packaging	11,304	11,393	1.74	3.79
Diversified Consumer Services	22,514	22,643	3.46	7.54
Diversified Telecommunication Services	8,859	8,943	1.37	2.98
Electrical Equipment	11,337	11,360	1.74	3.78
Electronic Equipment, Instruments & Components	1,975	1,968	0.29	0.66
Entertainment	8,856	8,941	1.37	2.98
Financial Services	52,403	52,495	8.03	17.48
Food Products	8,376	8,492	1.30	2.83
Ground Transportation	12,014	12,084	1.85	4.02
Health Care Equipment & Supplies	9,946	9,943	1.52	3.31
Health Care Providers & Services	77,579	75,647	11.57	25.19
Health Care Technology	17,730	18,082	2.77	6.02
Hotels, Restaurants & Leisure	11,708	11,788	1.80	3.92
Household Durables	12,390	12,531	1.92	4.17
Insurance	29,423	29,560	4.52	9.84
IT Services	8,947	9,011	1.38	3.00
Machinery	37,197	37,096	5.67	12.35
Media	8,061	8,147	1.25	2.71
Metals & Mining	2,012	2,010	0.31	0.67
Oil, Gas & Consumable Fuels	1,000	1,003	0.14	0.33
Passenger Airlines	5,380	5,404	0.83	1.80
Personal Care Products	2,000	2,016	0.31	0.67
Pharmaceuticals	19,048	18,992	2.90	6.32
Professional Services	68,395	68,543	10.48	22.82
Real Estate Management & Development	13,579	13,555	2.07	4.51
Software	61,199	61,338	9.38	20.42
Specialty Retail	13,328	13,470	2.06	4.49
Textiles, Apparel & Luxury Goods	6,795	6,833	1.05	2.28
Trading Companies & Distributors	14,474	14,534	2.22	4.85
Wireless Telecommunication Services	3,965	3,978	0.61	1.32
	$653,701	$653,925	100.00%	217.73%

The following is a summary of the asset type breakdown of our investment portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Direct Lending (1)	$211,089	$211,170	34.39%	70.81%
Club Loans (2)	144,106	144,042	23.45	48.30
Syndicated Loans (3)	262,067	258,883	42.16	86.80
Total	$617,262	$614,095	100.00%	205.91%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Direct Lending (1)	$172,747	$173,174	26.48%	57.66%
Club Loans (2)	130,382	130,482	19.96	43.44
Syndicated Loans (3)	350,572	350,269	53.56	116.63
Total	$653,701	$653,925	100.00%	217.73%

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

As of March 31, 2025 and December 31, 2024, ABL investments represented 5.0% and 3.4%, respectively, of the total fair market value of all of our investments.

Direct Lending

As of March 31, 2025 and December 31, 2024, the Direct Lending portfolio had the following characteristics:

	March 31, 2025	December 31, 2024
Weighted average spread (1)	5.72%	5.85%
Average EBITDA (2)	$22.3	$24.4
Average LTV (3)	36.10%	34.34%
Average Leverage Ratio (4)	3.7x	3.4x

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

FEAC monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Adviser, the Subadviser and the Board review these investment scores on a quarterly basis. Our average portfolio company investment score was 1.89 and 1.87 at March 31, 2025 and December 31, 2024, respectively. The following is a distribution of the investment scores of our portfolio companies at March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

	As of March 31, 2025				As of December 31, 2024
Risk Rating	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio
1	$26,546	4.32%	$26,413	4.28%	$33,911	5.19%	$33,601	5.14%
2	566,373	92.23	568,232	92.06	594,479	90.91	592,448	90.63
3	18,397	3.00	19,439	3.15	22,215	3.40	24,519	3.75
4	2,779	0.45	3,178	0.51	3,320	0.50	3,133	0.48
5	—	—	—	—	—	—	—	—
	$614,095	100.00%	$617,262	100.00%	$653,925	100.00%	$653,701	100.00%

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2025, we had two loans on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.06%, respectively. As of December 31, 2024, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.08%, respectively.

Results of Operations

The following table represents our operating results (1) (in thousands):

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Operating Results
Total investment income	$15,519	$5,543
Net expenses, including excise tax	6,937	1,991
Net unrealized appreciation (depreciation)	(3,392)	46
Net realized gain (loss)	(539)	—
Net increase (decrease) in net assets resulting from operations	$4,651	$3,598

Investment Income

The composition of our investment income was as follows (in thousands):

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Investment Income
Interest income	$15,052	$3,251
Dividend income	263	2,013
Other income	204	279
Total investment income	$15,519	$5,543

Total investment income increased to $15.5 million for the three months ended March 31, 2025, an increase of $9.7 million or 175% compared to the same period in the prior year. Interest income increased by $11.5 million driven by our deployment of capital, offset by a decline in benchmark rates. The size of our investment portfolio at fair value was $614.1 million as of March 31, 2025, with a weighted average yield of 9.5%, compared to $198.5 million as of March 31, 2024, with a weighted average yield of 11.2%.

The increase in interest income was offset by a decrease in dividend income of $1.8 million due to a decrease in cash equivalents with the additional deployment into investments.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Operating Expenses
Interest expense	$6,159	$820
Administrator expense	604	422
Base management fees	931	785
Amortization of continuous offering costs	750	198
Other Expenses	742	551
Income based incentive fee	907	198
Capital gains incentive fee	—	6
Total operating expenses	10,093	2,980
Management fees waiver	(931)	(785)
Incentive fee waiver	(907)	(204)
Expense support	(1,352)	—
Total expenses, net of fee waivers	$6,903	$1,991

For the three months ended March 31, 2025 and 2024, total expenses, net of expense support and fee waivers, were $6.9 million and $2.0 million, respectively.

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) increased to $6.2 million for the three months ended March 31, 2025, an increase of $5.3 million compared to the same period in the prior year. This was driven by and an increase in our average debt principal outstanding.

Our average borrowings outstanding increased to $341.9 million for the three months ended March 31, 2025 from $5 million for the same period in the prior year. Our average coupon interest rate decreased to 6.86% for the three months ended March 31, 2025 from 8.35% for the same period in the prior year.

Base Management Fees

Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Base management fees increased to $0.9 million for the three months ended March 31, 2025, an increase of $0.1 million or 19% compared to the same period in the prior year. The increase is driven by an increase in weighted average net assets to $301.7 million for the three months ended March 31, 2025, compared to $254.8 million for the three months ended March 31, 2024.

The Adviser has waived all base management fees through June 30, 2025 and 50% of base management fees for the period from July 1, 2025 through December 31, 2025.

Income Based Incentive Fees

Income based incentive fees increased to $0.9 million for the three months ended March 31, 2025, an increase of $0.7 million compared to the three months ended March 31, 2024. The increase in income based incentive fees was driven by the increase in pre-incentive fee net investment income to $7.2 million for the three months ended March 31, 2025 from $3.5 million for the three months ended March 31, 2024.

The Adviser has waived income based incentive fees through December 31, 2025.

Capital Gains Incentive Fees

For the three months ended March 31, 2025, the Company accrued capital gains incentive fees of zero, compared to $6 for the three months ended March 31, 2024.

The Adviser has waived capital gains incentive fees through December 31, 2025.

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

Total other expenses increased to $2.1 million for the three months ended March 31, 2025, an increase of $0.9 million or 79% compared to the three months ended March 31, 2024. The increase compared to the same period in the prior year was primarily driven by an increase in offering costs and administrator expense.

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

For the three months ended March 31, 2025 and 2024, we accrued $34 and zero, respectively, of U.S. federal excise tax.

Net Realized Gains and Losses Investments

For the three months ended March 31, 2025, the Company had net realized losses on investments of ($0.5) million from the full or partial sale or restructurings of our debt investments.

For the three months ended March 31, 2024, the Company had no full or partial sales of investments and recognized no realized gains or losses on investment activity.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized, if any.

For the three months ended March 31, 2025, the Company had net unrealized appreciation on investments of ($3.4) million.

For the three months ended March 31, 2024, the Company had net unrealized appreciation on investments of $46.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase (decrease) in net assets resulting from operations totaled $4.7 million, or $0.38 per common share based on a weighted average of 12,444,641 outstanding shares for the three months ended March 31, 2025.

Net increase (decrease) in net assets resulting from operations totaled $3.6 million, or $0.33 per common share based on a weighted average of 11,060,438 outstanding shares for the three months ended March 31, 2024.

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

As of March 31, 2025 and December 31, 2024, we had $18.8 million and $21.3 million, respectively, in cash and cash equivalents. Additionally, as of March 31, 2025, we had $346.6 million of borrowings outstanding and $21.0 million available for additional borrowings under the Credit Facility, subject to borrowing base availability. As of December 31, 2024, we had $325.6 million of borrowings outstanding and $24.4 million available for additional borrowings under the Credit Facility, subject to borrowing base availability. See “Debt” below for additional information.

We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of March 31, 2025, our asset coverage ratio was 187.8%.

Cash Flows

For the three months ended March 31, 2025 and 2024, our operating activities used cash of $16.8 million and $92.4 million, respectively, primarily in connection with the purchase of portfolio investments and payment of Company expenses.

For the three months ended March 31, 2025 and 2024, our financing activities included proceeds of $0.9 million and $50.0 million, respectively, from the issuance of Common Shares, and $21.0 million and $5.0 million, respectively, from borrowings under our Credit Facility. Additionally, our financing activities included the payment of $7.6 million and $2.5 million, respectively, for distribution payments, $21 and $50, respectively, for offering costs and $11 and $1.3 million, respectively, for financing costs.

Share Issuances

On January 1, 2025, the Company sold 37,241 Common Shares of beneficial interest (with the final number of shares being determined on January 24, 2025) to a feeder vehicle primarily created to hold the Company’s Common Shares for an aggregate offering price of $902.

The following table summarizes the issuance of shares pursuant to subscription agreements during the three months ended March 31, 2025 (dollar amounts in thousands):

Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
January 1, 2025	37,241	$902
Total	37,241	$902

During the three months ended March 31, 2025, the Company also issued 111 shares for an aggregate value of $3 under the Company’s dividend reinvestment plan.

Share Repurchases

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

During the three months ended March 31, 2025, zero shares were repurchased. During the three months ended March 31, 2024, zero shares were repurchased.

Distributions and Distribution Reinvestment

The following table presents distributions that were declared and payable during the three months ended March 31, 2025 and 2024 (dollar amounts in thousands):

Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the Three Months Ended March 31, 2025
January 31, 2025	January 31, 2025	February 27, 2025	$0.205	$2,548
March 26, 2025	March 26, 2025	March 28, 2025	$0.205	$2,550
March 31, 2025	March 31, 2025	April 29, 2025	$0.205	$2,551
				$7,649
For the Three Months Ended March 31, 2024
February 5, 2024	February 6, 2024	February 27, 2024	$0.120	$1,244
February 29, 2024	February 29, 2024	March 26, 2024	$0.120	$1,244
March 28, 2024	March 28, 2024	April 26, 2024	$0.120	$1,491
				$3,979

With respect to distributions, we have adopted an “opt out” dividend reinvestment plan for shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. As of the commencement of the public offering, investors and clients of certain participating brokers in states that do not permit automatic enrollment in our dividend reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

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

The Company’s ability to borrow under the Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 75% of the principal balance of its eligible portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 65%. Under the terms of the Credit Facility, the SPV is permitted to reinvest available cash and make new borrowings under the Credit Facility through September 22, 2026. The Credit Facility has a minimum utilization requirement (“Minimum Utilization”) of 35% of the facility amount (following a nine-month ramp-up period through September 21, 2024). The Minimum Utilization increased to 65% from September 22, 2024 and increased again to 75% from November 7, 2024 through the end of the revolving period. Distributions from the SPV to the Company are limited by the terms of the Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The SPV’s obligations under the Credit Facility are secured by a first priority security interest in substantially all of the assets of the SPV, including its portfolio of investments, and the Company’s equity interest in the SPV. As of March 31, 2025, the Company held 132 investments with a total fair market value of $515.4 million in the SPV as collateral for the Credit Facility. As of March 31, 2025, the Company had $346.6 million of borrowings outstanding under the Credit Facility. As of December 31, 2024, the Company held 120 investments with a total fair market value of $505.1 million in the SPV as collateral for the Credit Facility. As of December 31, 2024, the Company had $325.6 million of borrowings outstanding under the Credit Facility.

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

The components of interest expense were as follows (dollar amounts in thousands):

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Borrowing interest expense	$5,864	$3
Borrowing administration fees	131	133
Facility unused fees	12	531
Amortization of financing costs	152	153
Total interest expense	$6,159	$820
Average Debt Outstanding	341,878	5,000	(1)
Average Stated Interest Rate	6.86%	8.35%	(1)

(1) Average for the period of March 29, 2024 (initial draw down on the Credit Facility) through March 31, 2024.

Commitments and Contingencies and Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, we had outstanding commitments to fund revolving lines of credit or delayed draw investments with an aggregate principal amount of $68.9 million and $66.0 million, respectively.

Related Party Transactions

Refer to Note 3—“Agreements and Related Party Transactions” in the Notes to the Consolidated Financial Statements.

Critical Accounting Policies

The preparation of the Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates should be read in connection with our risk factors described in our Annual Report on Form 10-K, as well as in our registration statement on Form N-2 and our other filings with the SEC that we make from time to time.

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

Recent Developments

On March 3, 2025, First Eagle Holdings, Inc. announced a definitive agreement under which funds managed by Genstar Capital will make a majority investment in First Eagle Holdings, Inc. First Eagle Holdings, Inc. is the parent company to the Advisers, Genstar Capital is a private equity firm focused on investments in targeted segments of the financial services, healthcare, industrials, and software industries. The transaction will involve the buyout of all interests in First Eagle Holdings, Inc. currently held by funds indirectly controlled by Blackstone Inc. and Corsair Capital LLC and certain related co-investors. The transaction is expected to be completed in the second half of 2025, subject to customary closing conditions, including obtaining necessary fund and client consents and customary regulatory approvals. As required under the 1940 Act, closing of the transaction will be deemed an “assignment” of the current investment advisory agreement between the Company and the Adviser, the current subadvisory agreement between the Company, the Adviser and the Subadviser, and the current intermediary manager agreement between the Company and FEF Distributors, LLC (“FEFD”), which will result in automatic termination of the agreements. On April 17, 2025, the Board approved a new substantially identical investment advisory agreement with FEIM, a new substantially identical subadvisory agreement with FEAC (together, the “New Advisory Agreements”), and a new substantially identical intermediary manager agreement with FEFD. The New Advisory Agreements will be presented to the shareholders of the Company for approval, and, if so approved by shareholders, will take effect upon closing of the transaction or such later time as shareholder approval is obtained. The transaction is not expected to result in any change in the portfolio management of the Company or in the Company’s investment objectives or policies.

On March 11, 2025, the Company’s Board unanimously approved certain amendments to the Advisory Agreement, the Subadvisory Agreement, the Administration Agreement, the Company’s declaration of trust, and the Company’s bylaws, in connection with the registration of the offering of the Company’s shares in certain U.S. states.

On March 12, 2025, Telmo Martins notified the Company of his intent to resign from his position as Chief Compliance Officer of the Company, effective as of April 30, 2025. Mr. Martins’ decision to resign from the Company was not due to a disagreement on any matter related to the Company’s operations, policies or practices.

On April 9, 2025, First Eagle Private Credit Fund BSL SPV, LLC (the “BSL SPV”), a wholly-owned financing subsidiary of the Company, entered into a $100 million senior secured revolving credit facility (the “BSL Credit Facility”) with JPMorgan Chase Bank, National Association, as initial lender, certain other lenders from time to time party thereto, First Eagle Alternative Credit, LLC, as portfolio manager, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent. The BSL Credit Facility also provides for a feature that allows the Borrower, under certain circumstances, to increase the overall size of the BSL Credit Facility to a maximum of $250 million. The BSL Credit Facility has a scheduled maturity date of April 9, 2030, or earlier in accordance with the terms of the BSL Credit Facility. Borrowings under the BSL Credit Facility bear interest at the annual rate of three month SOFR plus a spread of 1.55%. Additionally, the BSL SPV pays a minimum utilization fee of 1.55% on the Minimum Utilization less any outstanding borrowings if outstanding borrowings are less than the Minimum Utilization, and an unused fee of 0.50% per annum on the difference between the total facility amount and the greater of the Minimum Utilization or total outstanding borrowings.

On April 22, 2025, the Advisers delivered a Fee Waiver Letter (the “Fee Waiver Letter”) to the Company for the purpose of extending, with modifications, the waiver of management fees (including incentive fees) and subadvisory fees payable to them. The Fee Waiver Letter provides for (i) a waiver of 50% of the base management fee payable by the Company and (ii) a waiver of 100% of the incentive fee payable by the Company, in each case for the period from July 1, 2025 through December 31, 2025. The Fee Waiver Letter is not revocable during its term and amounts waived pursuant to the Fee Waiver Letter will not be subject to any right of future recoupment in favor of the Advisers. Additionally, the Company and the Adviser have decided to continue the Expense Support and Conditional Reimbursement Agreement between the Company and the Adviser for an additional one-year term.

On April 23, 2025, the Company’s Board declared a distribution of $0.205 per Common Share, which is payable on May 29, 2025 to shareholders of record as of April 30, 2025.

On April 30, 2025, the Company’s Board appointed Seth Gelman to the position of Interim Chief Compliance Officer of the Company, effective as of April 30, 2025. Mr. Gelman will serve as Interim Chief Compliance Officer of the Company until his successor has been duly elected and qualified, or until the earlier of his death, resignation or removal.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2025 was to remain constant and that we took no actions to alter our existing interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollar amounts in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$18,851	$(10,392)	$8,459
Up 200 basis points	12,604	(6,926)	5,678
Up 100 basis points	6,356	(3,460)	2,896
Down 100 basis points	(6,139)	3,472	(2,667)
Down 200 basis points	(12,273)	6,938	(5,335)
Down 300 basis points	(18,180)	10,404	(7,776)

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

(b) Management's Report on Internal Control Over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2025. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2025, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of March 31, 2025 was effective.

(c) Changes in Internal Controls Over Financial Reporting

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K filed with the SEC on March 14, 2025, as well as in our registration statement on Form N-2 and our other filings with the SEC that we make from time to time. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Prior to the commencement of its public offering on March 11, 2025, the Company conducted a separate private offering (the “Private Offering”) of Common Shares (the “Common Shares”) (i) to accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act.

The Company expects to continue to conduct a private offering to sell Common Shares outside of the United States to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

On January 1, 2025, the Company sold 37,241 Common Shares of beneficial interest (with the final number of shares being determined on January 24, 2025) in the Private Offering to a feeder vehicle primarily created to hold the Company’s Common Shares for an aggregate offering price of $0.9 million.

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

During the quarter ended March 31, 2025, there were no repurchases of Common Shares under the Company’s share repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each such term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Agreement and Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2025).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on March 11, 2025).
10.1	Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2025).
10.2	Amended and Restated Subadvisory Agreement (incorporate by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 11, 2025).
10.3	Amended and Restated Administration Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 11, 2025).
10.4

Loan and Security Agreement, dated April 9, 2025, among First Eagle Private Credit Fund, as parent; First Eagle Private Credit Fund BSL SPV I, LLC, as borrower; First Eagle Alternative Credit, LLC, as portfolio manager; U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator; U.S. Bank National Association, as securities intermediary; JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 11, 2025).

10.5	Fee Waiver (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 25, 2025).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Eagle Private Credit Fund

Date: May 14, 2025	By:	/s/ David O’Connor
David O’Connor
Chief Executive Officer

Date: May 14, 2025	By:	/s/ Jennifer M. Wilson
Jennifer M. Wilson
Chief Financial Officer and Treasurer