Form 10-Q
period 2025-06-30
First Eagle Private Credit Fund
filed 2025-08-13
CIK 1890107

apsc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding as of August 13, 2025 was 12,442,671 and 4,205 of Class I shares and Class D shares, respectively. Common shares outstanding exclude August 1, 2025 subscriptions since the issuance price is not yet finalized at this time.

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

WEBSITE DISCLOSURE

We use our website www.FEPCF.com as a channel of distribution of Company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and webcasts. The contents of our website are not, however, a part of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

First Eagle Private Credit Fund

Consolidated Statement of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost of: $661,745 and $653,701, respectively)	$658,135	$653,925
Cash and cash equivalents	24,857	21,319
Interest and dividends receivable	5,851	4,247
Deferred financing costs	2,906	2,282
Deferred offering costs	1,770	1,968
Receivable for investments sold or repaid	12,009	5,019
Prepaid expenses and other assets	176	51
Due from Adviser	2,854	2,585
Total assets	$708,558	$691,396

LIABILITIES
Credit facilities	395,000	325,600
Accrued interest and other borrowing costs	6,456	5,384
Payable for investments purchased	3,659	55,343
Distributions payable	2,552	2,548
Offering costs payable	288	311
Due to affiliates	74	138
Accrued professional fees	487	577
Accrued administration expense	521	469
Accrued expenses and other liabilities	417	692
Total liabilities	$409,454	$391,062
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.001 (unlimited shares authorized, 12,446,559 and 12,407,361 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	$12	$12
Paid-in capital in excess of par value	300,993	300,733
Distributable earnings (accumulated losses)	(1,901)	(411)
Total net assets	$299,104	$300,334
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$299,003	$300,334
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	12,442,354	12,407,361
Net asset value per share	$24.03	$24.21
Class D Shares:
Net assets	$101	$—
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	4,205	—
Net asset value per share	$24.03	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Operations (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$15,853	$6,768	$30,905	$10,019
Dividend income	196	1,058	459	3,071
Other income	216	359	420	638
Total investment income	16,265	8,185	31,784	13,728
Expenses:
Interest expense	6,657	1,170	12,816	1,990
Base management fees	929	939	1,860	1,724
Income-based incentive fee	924	695	1,831	893
Capital gains incentive fee	—	12	—	18
Administration expense	422	413	1,026	835
Trustees’ fees	123	130	256	228
Professional fees	308	318	630	599
Other general and administrative expenses	367	208	654	380
Amortization of continuous offering costs	1,028	418	1,778	616
Distribution and shareholder servicing fees
Class D (1)	—	—	—	—
Total expenses before excise tax	10,758	4,303	20,851	7,283
Management fees waiver	(929)	(939)	(1,860)	(1,724)
Incentive fees waiver	(924)	(707)	(1,831)	(911)
Expense support	(1,502)	(321)	(2,854)	(321)
Net expenses before excise tax	7,403	2,336	14,306	4,327

Net investment income (loss) before excise tax	8,862	5,849	17,478	9,401
Excise tax expense	44	—	78	—
Net investment income (loss) after excise tax	8,818	5,849	17,400	9,401

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	100	(4)	(439)	(4)
Net realized gain (loss)	100	(4)	(439)	(4)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(442)	(218)	(3,834)	(172)
Net change in unrealized appreciation (depreciation)	(442)	(218)	(3,834)	(172)
Net realized and unrealized gain (loss)	(342)	(222)	(4,273)	(176)
Net increase (decrease) in net assets resulting from operations	$8,476	$5,627	$13,127	$9,225

Per share information:
Class I Shares:
Earnings available to shareholders	$8,473	$5,627	$13,124	$9,225
Weighted average shares outstanding (basic and diluted)	12,445,003	12,425,341	12,444,823	11,739,160
Basic and diluted earnings per common share	$0.68	$0.45	$1.05	$0.79
Class D Shares:
Earnings available to shareholders	$3	$—	$3	$—
Weighted average shares outstanding (basic and diluted)	4,205	—	4,205	—
Basic and diluted earnings per common share	$0.65	$—	$0.65	$—
(1)
For the three and six months ended June 30, 2025, the Class D distribution and shareholder servicing fees were less than $1. There were no distribution and shareholder servicing fees for the three and six months ended June 30, 2024

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Changes in Net Assets (unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2024	12,407,361	$12	$300,733	$(411)	$300,334
Issuance of common shares
Class I (1)	37,241	—	901	—	901
Total issuance of common shares	37,241	—	901	—	901
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	8,582	8,582
Net realized gain (loss)	—	—	—	(539)	(539)
Net change in unrealized appreciation (depreciation)	—	—	—	(3,392)	(3,392)
Net increase (decrease) in net assets resulting from operations	—	—	—	4,651	4,651
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	111	—	3	—	3
Distributions from distributable earnings (losses)
Class I	—	—	—	(7,649)	(7,649)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(603)	603	—
Total increase (decrease) for the period	37,352	—	301	(2,395)	(2,094)
Balance, March 31, 2025	12,444,713	$12	$301,034	$(2,806)	$298,240
Issuance of common shares
Class I (1)	561	—	13	—	13
Class D (1)	4,205	—	100	—	100
Total issuance of common shares	4,766	—	113	—	113
Repurchase of common shares, net of early repurchase deduction
Class I	(3,036)	—	(73)	—	(73)
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	8,818	8,818
Net realized gain (loss)	—	—	—	100	100
Net change in unrealized appreciation (depreciation)	—	—	—	(442)	(442)
Net increase (decrease) in net assets resulting from operations	—	—	—	8,476	8,476
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	116	—	3	—	3
Distributions from distributable earnings (losses)
Class I	—	—	—	(7,653)	(7,653)
Class D	—	—	—	(2)	(2)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(84)	84	—
Total increase (decrease) for the period	1,846	—	(41)	905	864
Balance, June 30, 2025	12,446,559	$12	$300,993	$(1,901)	$299,104
(1)
Par Value is less than $1.

First Eagle Private Credit Fund

Consolidated Statement of Changes in Net Assets (unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2023	10,366,818	$10	$252,307	$(649)	$251,668
Issuance of shares
Class I	2,058,460	2	49,998	—	50,000
Total issuance of common shares	2,058,460	2	49,998	—	50,000
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	3,552	3,552
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	46	46
Net increase (decrease) in net assets resulting from operations	—	—	—	3,598	3,598
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	40	—	1	—	1
Distributions from distributable earnings (losses)
Class I	—	—	—	(3,979)	(3,979)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(198)	198	—
Total increase (decrease) for the period	2,058,500	2	49,801	(183)	49,620
Balance, March 31, 2024	12,425,318	$12	$302,108	$(832)	$301,288
Issuance of shares
Class I	—	—	—	—	—
Total issuance of common shares	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	5,849	5,849
Net realized gain (loss)	—	—	—	(4)	(4)
Net change in unrealized appreciation (depreciation)	—	—	—	(218)	(218)
Net increase (decrease) in net assets resulting from operations	—	—	—	5,627	5,627
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	66	—	2	—	2
Distributions from distributable earnings (losses)
Class I	—	—	—	(5,654)	(5,654)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(344)	344	—
Total increase (decrease) for the period	66	—	(342)	317	(25)
Balance, June 30, 2024	12,425,384	$12	$301,766	$(515)	$301,263

(1)
Par Value is less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Cash Flows (unaudited)

(in thousands, except shares)

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$13,127	$9,225
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(84)	—
Net accretion of discount and amortization of premium	(1,029)	(473)
Proceeds from sale of investments and principal repayments	128,747	11,817
Purchases of investments	(194,791)	(282,502)
Net realized (gains) losses on investments	439	4
Net change in unrealized (appreciation) depreciation on investments	3,834	172
Amortization of deferred financing costs	353	306
Amortization of continuous offering costs	1,778	616
Changes in operating assets and liabilities:
Interest and dividends receivable	(1,604)	(1,388)
Prepaid expenses and other assets	(125)	(267)
Due to affiliates	(64)	53
Due from adviser	(269)	(321)
Accrued administration expense	52	(88)
Accrued professional fees	(90)	(134)
Accrued expenses and other liabilities	(348)	94
Accrued interest and other borrowing costs	1,072	298
Net cash provided by (used in) operating activities	(49,002)	(262,588)
Cash flow from financing activities
Proceeds from issuance of shares	1,014	50,000
Borrowings under credit facilities	139,400	79,100
Debt repayments	(70,000)	(5,000)
Distributions paid	(15,294)	(7,394)
Deferred financing costs paid	(977)	(1,313)
Deferred offering costs paid	(1,603)	(1,901)
Net cash provided by (used in) financing activities	52,540	113,492
Net decrease in cash and cash equivalents	3,538	(149,096)
Cash and cash equivalents, beginning of period	21,319	183,395
Cash and cash equivalents, end of period	$24,857	$34,299
Supplemental disclosure of cash flow information and non-cash financing activities
Interest paid during the period	$11,391	$—
Distributions payable	$2,552	$2,239
Accrued but unpaid share repurchases	$73	$—
Accrued but unpaid offering costs	$288	$187
Reinvestment of distributions	$6	$—
Excise taxes paid	$72	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Schedule of Investments (unaudited)

June 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Bleriot US Bidco Inc.	(13)	United States	S + 2.75%	0.00%	7.05%	10/31/2030	1,874	$1,879	$1,880	0.63%
Chromalloy Corporation	(12)	United States	S + 3.75%	0.00%	8.04%	3/27/2031	7	7	7	—
Karman Holdings Inc.	(8)(13)(14)	United States	S + 3.50%	0.00%	7.80%	4/1/2032	2,000	1,990	2,008	0.67
Titan Sub LLC	(12)	United States	S + 3.00%	0.00%	7.32%	6/14/2030	2,370	2,370	2,382	0.80
								6,246	6,277	2.10
Air Freight & Logistics
Air Buyer Inc.	(8)(12)	United States	S + 5.50%	0.00%	9.78%	7/23/2030	5,135	5,078	4,981	1.67
Air Buyer Inc. (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	0.50%	7/23/2030	—	(6)	(16)	(0.01)
AIT Worldwide Logistics Holdings, Inc.	(12)	United States	S + 4.00%	0.00%	8.26%	4/8/2030	4,949	4,967	4,969	1.67
LaserShip, Inc.		United States	S + 6.25%	0.00%	10.55%	1/2/2029	1,267	1,256	1,256	0.42
LaserShip, Inc.		United States	S + 5.50% (incl. 4.00% PIK)	0.75%	10.06%	8/10/2029	2,002	1,604	1,175	0.39
LaserShip, Inc.	(15)	United States	S + 5.50% (incl. 4.00% PIK)	0.00%	10.06%	8/10/2029	1,402	359	403	0.13
Odyssey Logistics & Technology Corporation	(12)	United States	S + 4.50%	0.00%	8.72%	10/12/2027	1,610	1,606	1,528	0.51
								14,864	14,296	4.78
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(12)	United States	S + 4.75%	1.00%	9.08%	12/19/2026	8,360	8,360	8,360	2.80
Enthusiast Auto Holdings, LLC (Revolver)	(7)(8)(12)	United States	S + 4.75%	1.00%	9.08%	12/19/2026	—	(1)	(1)	—
Owl Vans, LLC	(8)(12)	United States	S + 5.25%	1.00%	9.58%	12/31/2030	3,821	3,775	3,770	1.26
Owl Vans, LLC (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	0.50%	12/31/2030	—	(15)	(16)	(0.01)
								12,119	12,113	4.05
Building Products
Groundworks Operations, LLC	(13)	United States	S + 3.00%	0.00%	7.32%	3/14/2031	2,514	2,519	2,516	0.84
Groundworks Operations, LLC (Delayed Draw)	(7)(13)	United States	S + 3.00%	0.50%	7.32%	3/14/2031	74	75	74	0.03
MI Windows and Doors, LLC	(13)	United States	S + 3.00%	0.00%	7.33%	3/28/2031	1,970	1,962	1,977	0.66
								4,556	4,567	1.53
Chemicals
Hexion Holdings Corporation	(12)	United States	S + 4.00%	0.00%	8.31%	3/15/2029	2,977	2,964	2,975	0.99
Highline Aftermarket Acquisition, LLC	(8)(13)	United States	S + 3.50%	0.00%	7.83%	2/19/2030	1,990	1,985	2,005	0.67
Ineos US Finance LLC	(13)(14)	Europe	S + 3.00%	0.00%	7.33%	2/7/2031	993	993	949	0.32
Project Cloud Holdings, LLC	(8)(12)	United States	S + 6.25%	1.00%	10.68%	3/31/2029	10,443	10,258	10,365	3.47
Project Cloud Holdings, LLC (Revolver)	(8)(9)(12)	United States	S + 6.25%	0.00%	10.68%	3/31/2029	1,424	1,392	1,414	0.47
								17,592	17,708	5.92

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Commercial Services & Supplies
APS Acquisition Holdings, LLC	(8)(12)	United States	S + 5.50%	1.00%	10.05%	7/11/2029	8,040	7,943	8,000	2.67
APS Acquisition Holdings, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	1.00%	10.05%	7/11/2029	784	770	766	0.26
APS Acquisition Holdings, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	0.50%	7/11/2029	—	(21)	(9)	—
Catawba Nation Gaming Authority	(11)(13)	United States	S + 4.75%	0.00%	9.05%	3/28/2032	5,000	4,976	5,069	1.69
CI (MG) Group, LLC	(8)(12)	United States	S + 5.50%	1.00%	9.80%	3/27/2030	9,774	9,635	9,627	3.22
CI (MG) Group, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	1.00%	9.82%	3/27/2030	419	386	350	0.12
CI (MG) Group, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	9.80%	3/27/2030	501	486	486	0.16
Cimpress USA Incorporated	(12)	United States	S + 2.50%	0.50%	6.83%	5/17/2028	1,985	1,985	1,983	0.66
LRS Holdings LLC	(12)	United States	S + 4.25%	0.00%	8.69%	8/31/2028	1,969	1,969	1,937	0.65
LSF12 Crown US Commercial Bidco, LLC	(13)	United States	S + 4.25%	0.00%	8.57%	12/2/2031	2,000	1,982	2,013	0.67
Prime Security Services Borrower, LLC	(13)	United States	S + 2.00%	0.00%	6.32%	10/13/2030	1,990	2,001	1,993	0.67
Waste Resource Management Inc.	(8)(12)	United States	S + 5.75%	1.00%	10.08%	12/28/2029	5,558	5,495	5,558	1.86
Waste Resource Management, Inc.	(8)(12)	United States	S + 5.75%	1.00%	10.08%	12/28/2029	1,420	1,399	1,420	0.46
Waste Resource Management, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 5.75%	1.00%	1.00%	12/28/2029	—	(24)	—	—
Waste Resource Management Inc. (Delayed Draw)	(8)(10)	United States	S + 5.75%	1.00%	10.08%	12/28/2029	2,061	2,054	2,061	0.69
Waste Resource Management Inc. (Revolver)	(7)(8)(9)	United States	S + 5.75%	1.00%	10.08%	12/28/2029	106	97	106	0.04
								41,133	41,360	13.82
Communications Equipment
SonicWall US Holdings Inc.	(11)	United States	S + 5.00%	0.50%	N/A	5/18/2028	1,990	1,995	1,951	0.65
								1,995	1,951	0.65
Construction & Engineering
RL James, Inc.	(8)(12)	United States	S + 6.00%	1.00%	10.43%	12/15/2028	2,267	2,237	2,250	0.75
RL James, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 6.00%	1.00%	10.41%	12/15/2028	1,535	1,507	1,519	0.51
RL James, Inc. (Revolver)	(7)(8)(9)	United States	S + 6.00%	1.00%	0.50%	12/15/2028	—	(14)	(8)	—
								3,730	3,761	1.26
Containers & Packaging
Closure Systems International Group Inc.	(13)	United States	S + 3.50%	0.00%	7.83%	3/22/2029	1,990	1,982	1,996	0.67
R-Pac International Corp	(8)	United States	S + 6.00%	0.00%	10.28%	12/29/2027	2,368	2,349	2,356	0.78
								4,331	4,352	1.45
Diversified Consumer Services
AMCP Clean Acquisition Co LLC	(8)(12)	United States	S + 4.75%	0.50%	9.05%	6/15/2028	9,601	9,530	9,583	3.20
AMCP Clean Acquisition Co LLC (Delayed Draw)	(7)(8)(10)	United States	S + 4.75%	0.00%	9.05%	6/15/2028	1,085	1,076	1,081	0.36
LaserAway Intermediate Holdings II, LLC	(8)(12)	United States	S + 5.75%	0.75%	10.29%	10/14/2027	1,498	1,488	1,498	0.50
Mammoth Holdings, LLC	(8)(12)	United States	S + 6.00%	1.00%	10.30%	11/15/2030	5,194	5,111	5,012	1.67
Mammoth Holdings, LLC (Delayed Draw)	(8)(10)(12)	United States	S + 6.00%	1.00%	10.21%	11/15/2030	1,305	1,284	1,260	0.42
Mammoth Holdings, LLC (Revolver)	(7)(8)(9)	United States	S + 6.00%	1.00%	10.30%	11/15/2029	132	122	109	0.04
Reedy Industries Inc.		United States	S + 4.25%	0.00%	8.55%	8/31/2028	1,990	1,981	1,997	0.67
Streetmasters Intermediate, Inc	(8)(12)	United States	S + 5.25%	1.00%	9.58%	4/1/2030	12,434	12,286	12,280	4.11
Streetmasters Intermediate, Inc (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	9.58%	4/1/2030	113	93	92	0.03
								32,971	32,912	11.00
Diversified Telecommunication Services
Guardian US Holdco LLC	(12)	United States	S + 3.50%	0.00%	7.80%	1/31/2030	3,950	3,934	3,939	1.32
								3,934	3,939	1.32

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Electric Utilities
Mission Critical Group, LLC	(8)(12)	United States	S + 6.00%	0.00%	10.28%	4/17/2030	7,636	7,560	7,560	2.53
Mission Critical Group, LLC (Delayed Draw)	(7)(8)(9)	United States	S + 6.00%	0.00%	0.50%	4/17/2030	—	(20)	(40)	(0.01)
Mission Critical Group, LLC (Revolver)	(7)(8)(9)	United States	S + 6.00%	0.00%	0.50%	4/17/2030	—	(16)	(16)	(0.01)
								7,524	7,504	2.51
Electrical Equipment
Energy Acquisition	(8)	United States	S + 6.50%	2.00%	10.80%	5/10/2029	7,821	7,703	7,782	2.60
Energy Acquisition (Delayed Draw)	(7)(8)(10)	United States	S + 6.50%	2.00%	1.00%	5/10/2029	—	(3)	(2)	—
								7,700	7,780	2.60
Electronic Equipment, Instruments & Components
Creation Technologies Inc.	(8)	United States	S + 5.50%	0.50%	10.05%	10/5/2028	1,990	1,967	1,970	0.66
								1,967	1,970	0.66
Entertainment
StubHub	(12)	United States	S + 4.75%	0.00%	9.08%	3/15/2030	4,876	4,838	4,746	1.59
								4,838	4,746	1.59
Financial Services
Ahead DB Holdings, LLC	(13)	United States	S + 3.00%	0.75%	7.30%	2/1/2031	980	972	982	0.33
Apella Capital, LLC	(8)(12)(14)	United States	S + 6.50%	1.00%	10.82%	3/1/2029	1,254	1,237	1,254	0.42
Apella Capital, LLC	(8)(12)(14)	United States	S + 6.50%	1.00%	10.82%	3/1/2029	587	578	587	0.20
Apella Capital, LLC	(8)(12)(14)	United States	S + 6.50%	1.00%	10.82%	3/1/2029	993	976	993	0.33
Apella Capital, LLC (Delayed Draw)	(7)(8)(10)(14)	United States	S + 6.50%	1.00%	10.80%	3/1/2029	159	146	159	0.05
Apella Capital, LLC (Delayed Draw)	(8)(10)(14)	United States	S + 6.50%	1.00%	10.82%	3/1/2029	996	988	996	0.33
Apella Capital, LLC (Delayed Draw)	(8)(10)(12)(14)	United States	S + 6.50%	1.00%	10.77%	3/1/2029	294	292	294	0.10
Apella Capital, LLC (Delayed Draw)	(8)(10)(14)	United States	S + 6.50%	1.00%	10.83%	3/1/2029	248	243	248	0.08
Apella Capital, LLC (Revolver)	(8)(9)(14)	United States	S + 6.50%	1.00%	10.82%	3/1/2029	349	344	349	0.12
Apex Group Treasury Limited	(14)	Europe	S + 3.50%	0.00%	7.82%	2/27/2032	2,993	2,985	2,986	1.00
Aretec Group Inc.	(13)	United States	S + 3.50%	0.00%	7.83%	8/9/2030	1,990	2,002	1,996	0.67
Auxey Bidco Ltd.	(8)(12)(14)	Europe	S + 6.00%	0.00%	10.36%	6/29/2027	7,870	7,792	7,663	2.56
Evertec Group, LLC	(8)(13)(14)	United States	S + 2.75%	0.00%	7.08%	10/30/2030	2,000	2,030	2,012	0.67
Focus Financial Partners, LLC	(13)	United States	S + 2.75%	0.00%	7.08%	9/15/2031	1,990	1,985	1,988	0.66
GTCR Everest Borrower LLC	(13)	United States	S + 2.75%	0.00%	7.05%	9/5/2031	1,990	1,983	1,995	0.67
Paint Intermediate III LLC	(13)	United States	S + 3.00%	0.00%	7.30%	10/9/2031	1,995	1,986	1,983	0.66
PRGX Global, Inc	(8)(12)	United States	S + 5.50%	1.00%	9.80%	12/20/2030	4,463	4,421	4,418	1.48
PRGX Global, Inc (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	1.00%	1.00%	12/20/2030	—	(3)	(6)	—
Priority Holdings, LLC	(12)	United States	S + 4.75%	0.00%	9.08%	5/16/2031	4,922	4,918	4,943	1.65
Ryan Specialty Group, LLC	(13)	United States	S + 2.25%	0.00%	6.58%	9/15/2031	995	993	996	0.33
Sagebrush Buyer, LLC	(8)(12)	United States	S + 5.00%	1.00%	9.33%	7/1/2030	9,821	9,698	9,821	3.28
Sagebrush Buyer, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	9.31%	7/1/2030	—	(16)	—	—
TouchTunes	(12)	United States	S + 4.75%	0.00%	9.05%	4/2/2029	3,447	3,447	3,338	1.12
XPT Partners, LLC	(8)(12)	United States	S + 5.50%	1.00%	10.01%	9/13/2028	5,103	5,037	5,000	1.67
XPT Partners, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	1.00%	10.01%	9/13/2028	255	247	230	0.08
XPT Partners, LLC (Revolver)	(7)(8)(9)	United States	S + 5.75%	1.00%	9.86%	9/13/2028	109	105	103	0.03
								55,386	55,328	18.49

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Food Products
Aspire Bakeries Holdings LLC	(8)(12)	United States	S + 3.50%	0.00%	7.82%	12/23/2030	2,985	2,970	3,000	1.00
Golden State Foods Corp	(13)	United States	S + 4.25%	0.00%	8.56%	12/4/2031	3,403	3,379	3,424	1.14
Primary Products Finance LLC	(13)	United States	S + 3.25%	0.00%	7.53%	4/1/2029	1,985	1,985	1,978	0.67
								8,334	8,402	2.81
Ground Transportation
First Student Bidco Inc.	(13)	United States	S + 2.50%	0.00%	6.80%	7/21/2028	1,985	1,985	1,988	0.66
Kenan Advantage Group, Inc.	(13)	United States	S + 3.25%	0.00%	7.58%	1/25/2029	4,957	4,956	4,895	1.64
								6,941	6,883	2.30
Health Care Equipment & Supplies
Journey Personal Care	(12)	United States	S + 3.75%	0.00%	8.05%	3/1/2028	3,939	3,931	3,946	1.32
Prescott's Inc.	(8)(12)	United States	S + 4.75%	1.00%	9.05%	12/30/2030	5,053	5,001	5,015	1.67
Prescott's Inc. (Delayed Draw)	(7)(8)	United States	S + 4.75%	1.00%	0.75%	12/30/2030	—	(12)	(27)	(0.01)
Prescott's Inc. (Revolver)	(7)(8)(9)	United States	S + 4.75%	1.00%	0.50%	12/30/2030	—	(9)	(7)	—
								8,911	8,927	2.98
Health Care Providers & Services
Crisis Prevention Institute, Inc.	(12)	United States	S + 4.00%	0.50%	8.30%	4/9/2031	2,985	2,972	2,991	1.00
Dermatology Intermediate Holdings III, Inc.	(8)	United States	S + 5.50%	0.50%	9.78%	3/30/2029	3,456	3,440	3,154	1.05
Dermatology Intermediate Holdings III, Inc.	(12)	United States	S + 4.25%	0.50%	8.53%	3/30/2029	4,936	4,856	4,488	1.50
Elevate HD Parent, Inc.	(8)(12)	United States	S + 6.00%	1.00%	10.43%	8/20/2029	983	970	982	0.33
Elevate HD Parent, Inc. (Delayed Draw)	(8)(10)	United States	S + 6.00%	1.00%	10.43%	8/20/2029	23	23	23	0.01
Elevate HD Parent, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 6.00%	1.00%	10.43%	8/20/2029	84	82	84	0.03
Elevate HD Parent, Inc. (Revolver)	(7)(8)(9)	United States	S + 6.00%	1.00%	10.42%	8/20/2029	27	24	27.00	0.01
Endo1 Partners, LLC	(8)(12)	United States	S + 4.00%	2.00%	8.33%	5/23/2030	2,095	2,064	2,064.00	0.69
Endo1 Partners, LLC	(8)(12)	United States	S + 6.76%	2.00%	11.09%	5/24/2030	7,857	7,693	7,690.00	2.57
Endo1 Partners, LLC (Revolver)	(7)(8)(9)	United States	S + 4.00%	1.00%	8.33%	5/23/2030	516	495	495.00	0.17
First Steps Recovery Acquisition, LLC	(8)(12)	United States	S + 6.25%	1.00%	10.58%	3/29/2030	4,764	4,708	4,669	1.56
First Steps Recovery Acquisition, LLC (Delayed Draw)	(7)(8)(10)(12)	United States	S + 6.25%	1.00%	10.55%	3/29/2030	873	868	850	0.28
First Steps Recovery Acquisition, LLC (Revolver)	(7)(8)(9)	United States	S + 6.25%	1.00%	10.55%	3/29/2030	551	538	528	0.18
Gen4 Dental Partners Opco, LLC	(8)(12)	United States	S + 5.75%	1.00%	10.06%	5/13/2030	6,930	6,818	6,774	2.26
Gen4 Dental Partners Opco, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.75%	0.00%	1.00%	5/13/2030	—	(15)	(42)	(0.01)
Gen4 Dental Partners Opco, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	0.00%	0.50%	5/13/2030	—	(8)	(11)	—
Houseworks Holdings	(8)(12)	United States	S + 5.25%	1.00%	9.50%	12/15/2028	1,093	1,076	1,088	0.36
Houseworks Holdings	(8)(12)	United States	S + 5.25%	1.00%	9.50%	12/15/2028	2,505	2,491	2,492	0.83
Houseworks Holdings (Delayed Draw)	(7)(8)(10)	United States	S + 5.25%	1.00%	1.00%	12/15/2028	—	(3)	(2)	—
Houseworks Holdings (Delayed Draw)	(8)(9)(12)	United States	S + 5.50%	1.00%	9.50%	12/15/2028	318	313	316	0.11
Houseworks Holdings (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	9.55%	12/15/2028	116	112	115	0.04

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Health Care Providers & Services (continued)
In Vitro Sciences, LLC	(8)(12)	United States	S + 7.00%	1.00%	11.44%	2/28/2029	8,699	8,603	7,742	2.59
In Vitro Sciences, LLC (Delayed Draw)	(8)(10)	United States	S + 7.00%	1.00%	11.44%	2/28/2029	2,222	2,214	1,978	0.66
In Vitro Sciences, LLC (Revolver)	(7)(8)(9)	United States	S + 7.00%	1.00%	0.50%	2/28/2029	—	(6)	(63)	(0.02)
Medrina, LLC	(8)(12)	United States	S + 6.00%	1.00%	10.13%	10/20/2029	7,248	7,151	7,248	2.42
Medrina, LLC (Delayed Draw)	(8)(10)(12)	United States	S + 6.00%	1.00%	10.25%	10/20/2029	1,281	1,275	1,281.00	0.43
Medrina, LLC (Revolver)	(7)(8)(9)	United States	S + 6.00%	1.00%	0.50%	10/20/2029	—	(15)	—	—
Monarch Behavioral Therapy, LLC	(8)(12)	United States	S + 5.00%	1.00%	9.33%	6/6/2030	9,093	8,981	9,048	3.03
Monarch Behavioral Therapy, LLC (Delayed Draw)	(7)(8)(10)(12)	United States	S + 5.00%	1.00%	9.32%	6/6/2030	1,395	1,388	1,387	0.46
Monarch Behavioral Therapy, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	9.32%	6/6/2030	334	321	329	0.11
Neon Maple US Debt Mergersub Inc.	(13)	United States	S + 3.00%	0.00%	7.33%	11/17/2031	998	996	1,000	0.33
NSM Top Holdings Corp (National Seating & Mobility Inc)	(11)(12)	United States	S + 4.75%	0.00%	9.15%	5/14/2029	1,995	1,990	2,009	0.67
RMBUS Holdco Inc.	(8)(12)	United States	S + 6.50%	1.00%	10.74%	1/8/2029	5,575	5,508	5,575	1.86
RMBUS Holdco Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 6.50%	1.00%	1.00%	1/8/2029	—	(12)	—	—
RMBUS Holdco Inc. (Revolver)	(7)(8)(9)	United States	S + 6.50%	1.00%	0.50%	1/8/2029	—	(12)	—	—
Southern Veterinary Partners, LLC	(13)	United States	S + 3.25%	0.00%	7.53%	12/4/2031	1,995	1,986	1,999	0.67
US Fertility Enterprises, LLC	(8)(12)	United States	S + 4.50%	0.00%	8.80%	10/11/2031	2,127	2,107	2,143	0.71
US Fertility Enterprises, LLC (Delayed Draw)	(8)(12)	United States	S + 4.50%	1.00%	8.82%	10/11/2031	97	96	98	0.03
								82,088	80,549	26.92
Health Care Technology
Advantmed Buyer Inc	(8)(12)	United States	S + 5.00%	1.00%	9.30%	2/14/2031	11,574	11,432	11,422	3.82
Advantmed Buyer Inc (Delayed Draw)	(8)(10)(12)	United States	S + 5.00%	1.00%	9.32%	2/14/2031	1,638	1,631	1,616	0.54
Advantmed Buyer Inc (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	0.50%	2/14/2031	—	(27)	(29)	(0.01)
Greenway Health, LLC	(8)(12)	United States	S + 6.75%	0.00%	11.05%	4/1/2029	9,636	9,431	9,636	3.22
Visante Acquisition, LLC	(8)(12)	United States	S + 5.75%	1.00%	10.03%	1/31/2030	8,355	8,259	8,355	2.79
Visante Acuqisition, LLC (Revolver)	(7)(8)	United States	S + 5.75%	1.00%	0.50%	1/31/2030	—	(11)	—	—
								30,715	31,000	10.36
Hotels, Restaurants & Leisure
Caesars Entertainment, Inc.	(13)(14)	United States	S + 2.25%	0.00%	6.58%	2/6/2030	1,730	1,746	1,731	0.58
								1,746	1,731	0.58
Household Durables
Air Conditioning Specialist, Inc.	(8)(12)	United States	S + 5.50%	1.00%	9.82%	11/19/2029	4,998	4,942	4,923	1.64
Air Conditioning Specialist, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	1.00%	9.80%	11/19/2029	2,869	2,821	2,814	0.94
Air Conditioning Specialist, Inc. (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	9.83%	11/19/2029	226	215	213	0.07
Dorel Industries	(8)(12)(14)	Canada	S + 8.30%	2.00%	12.60%	12/8/2026	4,842	4,804	4,842	1.62
Thornton Carpet, LLC	(8)(12)	United States	S + 5.00%	1.00%	9.31%	5/15/2031	5,528	5,468	5,466	1.83
Thornton Carpet, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	9.31%	5/15/2031	263	232	232	0.08
								18,482	18,490	6.18

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Insurance
Acrisure, LLC	(12)	United States	S + 3.00%	0.00%	7.33%	11/6/2030	2,978	2,978	2,974	0.99
Amynta Agency Borrower Inc.	(12)	United States	S + 3.00%	0.00%	7.33%	12/29/2031	2,978	2,978	2,981	1.00
Ardonagh Midco 3 Limited	(14)	Europe	S + 2.75%	0.00%	7.04%	2/15/2031	2,992	2,979	2,977	1.00
Community Based Care Acquisition, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	1.00%	9.90%	9/30/2027	2,231	2,183	2,231	0.75
OEG Borrower, LLC	(13)	United States	S + 3.50%	0.00%	7.81%	6/30/2031	2,978	2,971	2,972	0.99
PEX Holdings LLC	(8)(12)	United States	S + 2.75%	0.00%	6.97%	11/26/2031	997	995	1,000	0.33
The Mutual Group, LLC	(8)(12)	United States	S + 5.25%	1.00%	9.55%	1/31/2030	9,619	9,508	9,619	3.22
The Mutual Group, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	0.50%	1/31/2030	—	(15)	—	—
Truist Insurance Holdings, LLC	(13)	United States	S + 2.75%	0.00%	7.05%	5/6/2031	1,379	1,376	1,381	0.46
								25,953	26,135	8.74
IT Services
Asurion, LLC	(12)	United States	S + 4.00%	0.00%	8.43%	8/19/2028	4,924	4,915	4,863	1.63
Ensono, Inc.	(13)	United States	S + 4.00%	0.00%	8.44%	5/26/2028	1,985	1,981	1,989	0.66
Rackspace Technology Global Inc.	(13)	United States	S + 6.25%	0.75%	10.68%	5/15/2028	1,985	2,005	1,996	0.67
								8,901	8,848	2.96
Machinery
Acuren Delaware Holdco, Inc.	(13)	United States	S + 2.75%	0.00%	7.08%	7/30/2031	1,983	1,983	1,987	0.66
CPM Holdings, Inc.	(12)	United States	S + 4.50%	0.00%	8.82%	9/28/2028	4,937	4,958	4,843	1.62
Goat Holdco LLC	(13)	United States	S + 3.00%	0.00%	7.33%	1/27/2032	1,995	1,990	2,001	0.67
Madison iAQ LLC	(12)	United States	S + 2.50%	0.00%	6.76%	6/21/2028	3,959	3,970	3,966	1.33
Nvent Thermal LLC	(13)	United States	S + 3.50%	0.00%	7.83%	1/30/2032	2,000	1,991	2,015	0.67
Project Castle, Inc.		United States	S + 5.50%	0.50%	9.76%	6/1/2029	3,949	3,661	3,133	1.05
SPX Flow, Inc.	(13)	United States	S + 3.00%	0.00%	7.33%	4/5/2029	2,000	2,011	2,009	0.67
								20,564	19,954	6.67
Media
ABG Intermediate Holdings 2 LLC	(12)	United States	S + 2.25%	0.00%	6.58%	12/21/2028	2,729	2,729	2,731	0.91
Cengage Learning, Inc.	(12)	United States	S + 3.50%	0.00%	7.83%	3/24/2031	2,970	2,944	2,981	1.00
MH Sub I/Indigo/WebMD Health	(12)	United States	S + 4.25%	0.00%	8.58%	5/3/2028	2,364	2,347	2,222	0.74
WH Borrower, LLC	(13)	United States	S + 4.75%	0.00%	9.07%	2/10/2032	2,000	1,990	2,003	0.67
								10,010	9,937	3.32
Metals & Mining
Minerals Technologies Inc.	(13)(14)	United States	S + 2.00%	0.00%	6.33%	11/26/2031	1,990	2,002	1,995	0.67
								2,002	1,995	0.67
Oil, Gas & Consumable Fuels
Liquid Tech Solutions Holdings, LLC	(8)	United States	S + 3.75%	0.00%	8.08%	3/19/2028	995	995	997	0.33
								995	997	0.33

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Passenger Airlines
AAdvantage Loyalty IP Ltd.	(13)	United States	S + 2.25%	0.00%	6.52%	4/20/2028	1,857	1,909	1,848	0.62
								1,909	1,848	0.62
Personal Care Products
KDC/ONE Development Corporation, Inc.	(13)	United States	S + 4.00%	0.00%	8.33%	8/15/2028	2,000	2,000	2,005	0.67
								2,000	2,005	0.67
Pharmaceuticals
Amneal Pharmaceuticals LLC	(13)(14)	United States	S + 5.50%	0.00%	9.83%	5/4/2028	987	991	1,006	0.34
Nephron Pharmaceuticals, LLC	(8)(12)	United States	S + 4.00%	3.25%	8.32%	12/30/2027	1,875	1,859	1,856	0.62
Nephron Pharmaceuticals, LLC	(8)(12)	United States	S + 9.20%	3.25%	13.52%	12/30/2027	6,375	6,293	6,279	2.10
Syner-G Intermediate Holdings, LLC	(8)(12)	United States	S + 5.25%	1.00%	9.55%	9/17/2030	10,327	10,226	9,656	3.23
Syner-G Intermediate Holdings, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	0.50%	9/17/2030	—	(11)	(75)	(0.03)
								19,358	18,722	6.26
Professional Services
Case Works, LLC	(8)(12)	United States	S + 5.25%	1.00%	9.55%	10/1/2029	5,014	4,957	4,913	1.64
Case Works, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.25%	1.00%	9.55%	10/1/2029	480	477	465	0.16
Case Works, LLC (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	9.55%	10/1/2029	453	446	441	0.15
CP Iris Holdco I, Inc.	(13)	United States	S + 3.50%	0.00%	7.83%	10/2/2028	3,949	3,953	3,949	1.32
Dun & Bradstreet Corporation	(13)(14)	United States	S + 2.25%	0.00%	6.57%	1/18/2029	1,985	1,994	1,986	0.66
Eisner Advisory Group LLC	(13)	United States	S + 4.00%	0.50%	8.33%	2/28/2031	2,977	3,001	2,994	1.00
Grant Thornton Advisors LLC	(13)	United States	S + 2.75%	0.00%	7.08%	6/2/2031	4,963	5,002	4,964	1.66
HFW Holdings, LLC	(8)(12)	United States	S + 5.00%	1.00%	9.28%	5/1/2031	8,950	8,852	8,849	2.96
HFW Holdings, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.00%	1.00%	9.28%	5/1/2031	1,865	1,840	1,786	0.59
HFW Holdings, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	0.50%	5/1/2031	—	(10)	(11)	—
Schola Group Acquisition, Inc.	(8)(12)	United States	S + 4.75%	1.00%	9.05%	4/9/2031	5,477	5,417	5,415	1.81
Schola Group Acquisition, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 4.75%	0.00%	1.00%	4/9/2031	—	(16)	(51)	(0.02)
Schola Group Acquisition, Inc. (Revolver)	(7)(8)(9)	United States	S + 4.75%	0.00%	0.50%	4/9/2031	—	(12)	(13)	—
SR Landscaping, LLC	(8)(12)	United States	S + 6.00%	1.00%	10.41%	10/30/2029	5,323	5,265	5,323	1.78
SR Landscaping, LLC (Delayed Draw)	(8)(10)(12)	United States	S + 6.25%	1.00%	10.41%	10/30/2029	1,768	1,762	1,768	0.59
SR Landscaping, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 6.25%	1.00%	10.41%	10/30/2029	687	665	687	0.23
SR Landscaping, LLC (Revolver)	(7)(8)(9)	United States	S + 6.25%	1.00%	10.41%	10/30/2029	570	560	570	0.19
Strategy Corps, LLC	(8)(12)	United States	S + 5.50%	1.00%	9.83%	6/28/2030	6,281	6,212	6,186	2.07
Strategy Corps, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.25%	1.00%	1.00%	6/28/2030	—	(9)	(49)	(0.02)
Strategy Corps, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	9.72%	6/28/2030	82	64	58	0.02
Teneo Holdings LLC	(12)	United States	S + 4.75%	1.00%	9.08%	3/13/2031	2,963	2,938	2,995	1.00
Tri Scapes, LLC	(8)(12)	United States	S + 5.50%	1.00%	9.76%	7/12/2030	4,940	4,878	4,891	1.64
Tri Scapes, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	1.00%	1.00%	7/12/2030	—	(30)	(24)	(0.01)
Tri Scapes, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	0.50%	7/12/2030	—	(15)	(12)	—
Unified Patents, LLC	(8)(12)	United States	S + 4.75%	0.00%	8.92%	12/23/2027	11,383	11,313	11,298	3.77
Unified Patents, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	0.00%	0.50%	12/23/2027	—	(8)	(10)	—
Zenith American Solutions, Inc.	(8)(12)	United States	S + 5.50%	1.00%	9.80%	7/11/2029	9,925	9,805	9,851	3.29
Zenith American Solutions, Inc. (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	5.50%	7/11/2029	564	550	555	0.18
								79,851	79,774	26.66

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Real Estate Management & Development
841 Prudential MOB LLC	(8)	United States	S + 6.50%	2.50%	10.82%	10/9/2027	13,773	13,616	13,773	4.60
841 Prudential MOB LLC (Delayed Draw)	(7)(8)(10)	United States	S + 6.50%	2.50%	1.00%	10/9/2027	—	(3)	—	—
								13,613	13,773	4.60
Software
AQA Acquisition Holding, Inc	(13)	United States	S + 4.00%	0.00%	8.28%	3/3/2028	997	995	1,003	0.34
Argano, LLC	(8)(12)	United States	S + 5.75%	1.00%	10.07%	9/13/2029	11,575	11,398	11,460	3.83
Argano, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.75%	0.00%	10.08%	9/13/2029	3,476	3,429	3,426	1.15
Argano, LLC (Revolver)	(7)(8)(9)	United States	S + 5.75%	1.00%	0.50%	9/13/2029	—	(6)	(3)	—
Boxer Parent Company Inc.	(12)	United States	S + 3.00%	0.00%	7.33%	7/30/2031	2,992	2,989	2,977	1.00
CDK Global, Inc.		United States	S + 3.25%	0.00%	7.55%	7/6/2029	1,985	1,976	1,663	0.56
Cloud Software Group, Inc.	(13)	United States	S + 3.50%	0.00%	7.80%	3/30/2029	1,954	1,952	1,959	0.65
Cloudera, Inc.	(12)	United States	S + 3.75%	0.00%	8.18%	10/8/2028	4,695	4,691	4,526	1.50
CMI Marketing, Inc		United States	S + 4.25%	0.00%	8.69%	3/23/2028	1,984	1,980	1,952	0.65
Condor Merger Sub, Inc	(12)	United States	S + 3.00%	0.00%	7.32%	3/1/2029	2,660	2,660	2,589	0.87
Dragon Buyer Inc.	(13)	United States	S + 3.00%	0.00%	7.30%	9/30/2031	1,990	1,981	1,996	0.67
Enverus Holdings, Inc.	(8)(12)	United States	S + 5.50%	0.75%	9.83%	12/24/2029	3,919	3,876	3,919	1.31
Enverus Holdings, Inc. (Delayed Draw)	(7)(8)(10)(12)	United States	S + 5.50%	0.75%	1.00%	12/24/2029	—	—	—	—
Enverus Holdings, Inc. (Revolver)	(7)(8)(9)(12)	United States	S + 5.50%	0.75%	9.82%	12/24/2029	21	18	14	—
Flash Charm, Inc.	(12)	United States	S + 3.50%	0.00%	7.78%	3/2/2028	1,985	1,973	1,867	0.62
Irving Parent, Corp.	(8)(12)	United States	S + 5.25%	1.00%	9.57%	3/11/2031	16,632	16,395	16,382	5.47
Irving Parent, Corp. (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	0.50%	3/11/2031	—	(34)	(36)	(0.01)
ISolved, Inc.	(12)	United States	S + 3.00%	0.00%	7.33%	10/15/2030	1,985	2,012	1,995	0.67
Mitchell International, Inc.	(13)	United States	S + 3.25%	0.00%	7.58%	6/17/2031	1,985	1,970	1,986	0.66
Modena Buyer LLC	(12)	United States	S + 4.50%	0.00%	8.78%	7/1/2031	4,975	4,889	4,804	1.61
Project Alpha Intermediate Holdings, Inc.		United States	S + 3.25%	0.50%	7.55%	10/26/2030	1,985	2,003	1,997	0.67
Rocket Software, Inc.	(13)	United States	S + 4.25%	0.00%	8.58%	11/28/2028	995	988	998	0.33
VS Buyer LLC	(13)	United States	S + 2.75%	0.00%	7.02%	4/12/2031	985	983	991	0.33
WatchGuard Technologies, Inc.	(12)	United States	S + 5.25%	0.75%	9.58%	7/2/2029	3,959	3,948	3,935	1.32
Zuora	(13)	United States	S + 3.50%	0.00%	7.83%	2/14/2032	1,000	995	997	0.33
								74,061	73,397	24.53
Specialty Retail
BW Gas & Convenience Holdings, LLC	(13)	United States	S + 3.50%	0.00%	7.94%	3/31/2028	1,959	1,957	1,957	0.65
LS Group Opco Acquisition LLC	(13)	United States	S + 2.50%	0.00%	6.83%	4/23/2031	3,970	3,970	3,971	1.33
Sweetwater Borrower LLC	(8)(12)	United States	S + 4.25%	0.75%	8.69%	8/7/2028	2,133	2,122	2,139	0.72
Xcel Brands, Inc.	(8)(12)(14)	United States	S + 8.50%	2.00%	12.82%	12/12/2028	1,167	1,126	1,167	0.39
								9,175	9,234	3.09

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Textiles, Apparel & Luxury Goods
Rachel Zoe, Inc.	(8)(12)	United States	S + 7.66%	3.00%	11.96%	10/13/2026	430	427	430	0.14
Rachel Zoe, Inc.	(8)(12)	United States	S + 7.66%	3.00%	11.96%	10/13/2026	133	131	133	0.04
TR Apparel, LLC	(8)(12)	United States	S + 6.25%	2.00%	10.57%	6/21/2027	2,673	2,659	2,673	0.90
								3,217	3,236	1.08
Trading Companies & Distributors
DXP Enterprises, Inc.	(13)(14)	United States	S + 3.75%	0.00%	8.08%	10/11/2030	1,474	1,482	1,486	0.50
Johnstone Supply, LLC	(12)	United States	S + 2.50%	0.00%	6.82%	6/9/2031	4,963	4,997	4,978	1.66
Verde Purchaser, LLC	(13)	United States	S + 4.00%	0.00%	8.30%	11/30/2030	2,985	2,972	2,999	1.00
White Cap Supply Holdings, LLC	(13)	United States	S + 3.25%	0.00%	7.58%	10/19/2029	1,983	1,972	1,975	0.66
								11,423	11,438	3.82
Total First Lien Debt								$661,135	$657,839	219.88%

Second Lien Debt
Pharmaceuticals
Alvogen Pharma US, Inc.	(8)	United States	S + 10.50% (incl. 8.00% PIK)	0.00%	14.80%	3/1/2029	838	579	291	0.10
								579	291	0.10
Warrant
Specialty Retail
Xcel Brands, Inc.	(8)(14)	United States					8	31	5	—
								31	5	—
Total Investments - non-controlled/non-affiliated								$661,745	$658,135	219.98%

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
(4)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to SOFR (denoted as “S”) or Prime (denoted as “P”) which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2025. For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at June 30, 2025. Variable rate loans typically include an interest reference rate floor feature, which the Company has indicated if applicable.
(5)
Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares/shares owned.
(6)
The cost represents the original cost adjusted for the amortization of discount and premium, as applicable, and inclusive of any capitalized paid-in-kind income (“PIK”), for debt securities.

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2025

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
(11)
All or a portion of this position has not yet settled as of June 30, 2025. The Company will not accrue interest until the settlement date at which point SOFR will be established.
(12)
These debt investments were pledged as collateral under the Company's MS Credit Facility as of June 30, 2025 (refer to Note 6, “Borrowings”).
(13)
These debt investments were pledged as collateral under the Company's JPM Credit Facility as of June 30, 2025 (refer to Note 6, "Borrowings").
(14)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, non-qualifying assets represented approximately 5.3% of the total assets of the Company.
(15)
Loan was on non-accrual status as of June 30, 2025.

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
(12)
These debt investments were pledged as collateral under the Company's MS Credit Facility as of December 31, 2024 (refer to Note 6, “Borrowings”).
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

The Company is externally managed by First Eagle Investment Management, LLC (“FEIM” or the “Adviser”). The Adviser oversees the management of the Company’s activities and supervises the activities of First Eagle Alternative Credit, LLC (“FEAC” or the “Subadviser,” and together with the Adviser, the “Advisers”). FEAC, an alternative credit adviser that is a wholly-owned subsidiary of FEIM, serves as the Company’s investment subadviser and administrator (the “Administrator”).

The Company has three wholly owned subsidiaries - First Eagle Private Credit Fund SPV, LLC and First Eagle Private Credit Fund BSL SPV, LLC, which are financing subsidiaries of the Company, and FEPC Fund Servicer, LLC, which is the servicer of the Company’s MS Credit Facility (see Note 6—“Borrowings”).

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

The Company offers on a continuous basis up to $5.0 billion of common shares of beneficial interest (“Common Shares”) pursuant to an offering registered with the SEC that commenced on March 11, 2025. The Company offers to sell any combination of three classes of shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of common shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date.

Prior to the commencement of its public offering, the Company conducted a separate private offering (the “Private Offering”) of Common Shares (i) to accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act. The Company expects to continue to conduct a private offering to sell Common Shares outside of the United States to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

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

During the three and six months ended June 30, 2025, the Company had $15,853 and $30,905, respectively, of interest income.

During the three and six months ended June 30, 2024, the Company had $6,768 and $10,019, respectively, of interest income.

PIK Income

The Company may have investments in its portfolio which contain a contractual paid-in-kind (“PIK”), interest provision. PIK interest is computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment, and is recorded as income. The Company will cease accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect amounts to be collectible and will generally only begin to recognize PIK income again when all principal and interest have been paid or upon the restructuring of the investment where the interest is deemed collectible. To maintain the Company’s status as a RIC, PIK interest income, which is considered investment company taxable income, may be required to be paid out to shareholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash. During the three and six months ended June 30, 2025, the Company had $27 and $37, respectively, of PIK income, which is included in Interest Income on the statement of operations. The Company did not have any PIK investments during the three and six months ended June 30, 2024.

Dividend Income

Dividend income from cash equivalents is recorded on the record date. Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from a limited liability company or limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. During the three and six months ended June 30, 2025, the Company had $196 and $459, respectively, of dividend income. During the three and six months ended June 30, 2024, the Company had $1,058 and $3,071, respectively, of dividend income.

Other Income

The Company may also generate revenue in the form of structuring, arranger or due diligence fees, amendment or consent fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees. Such fees are recognized as income when earned or the services are rendered. During the three and six months ended June 30, 2025, the Company had $216 and $420, respectively, of other income. During the three and six months ended June 30, 2024, the Company had $359 and $638, respectively, of other income.

Non-Accrual

Loans are placed on non-accrual status when there is reasonable doubt whether principal or interest payments will be collected in full. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. Additionally, any original issue discount (“OID”) and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2025, non-accrual investments as a percentage of total debt investments at cost and fair value were 0.05% and 0.06%, respectively. As of December 31, 2024, non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.08%, respectively.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing and amendments of the Company’s Credit Facilities (as defined in Note 6—“Borrowings”), including legal, accounting, and other related expenses. These costs are capitalized at the time of payment and are amortized using the straight line method over the term of the Company’s Credit Facilities.

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

Capitalized deferred financing costs related to the Company’s Credit Facilities are presented separately on the Company’s Consolidated Statement of Assets and Liabilities. Refer to Note 6—“Borrowings” for additional information.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company has adopted ASU 2023-09 effective for the fiscal year ending December 31, 2025 and concluded that the application did not have any material impact on its consolidated financial statements for the six months ended June 30, 2025.

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

For the three and six months ended June 30, 2025, the Company accrued $929 and $1,860, respectively, in base management fees, which were fully waived (see “Fee Waiver” below). For the three and six months ended June 30, 2024, the Company accrued $939 and $1,724, respectively, in base management fees, which were fully waived (see “Fee Waiver” below). As of June 30, 2025 and December 31, 2024, there were no amounts payable to the Adviser relating to management fees.

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

For the three and six months ended June 30, 2025, the Company accrued $924 and $1,831, respectively, in income-based incentive fees, which were fully waived (see “Fee Waiver” below). For the three and six months ended June 30, 2024, the Company accrued $695 and $893, respectively, in income-based incentive fees, which were fully waived (see “Fee Waiver” below). As of June 30, 2025 and December 31, 2024, there were no amounts payable to the Adviser relating to income-based incentive fees.

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

For both the three and six months ended June 30, 2025, the Company accrued no capital gains incentive fees. For the three and six months ended June 30, 2024, the Company accrued $12 and $18, respectively, in capital gains incentive fees, which were fully waived (see “Fee Waiver” below). As of June 30, 2025 and December 31, 2024, there were no amounts payable to the Adviser relating to capital gain incentive fees.

Fee Waiver

For the period from the effective date of the Company’s registration statement relating to its public offering (June 6, 2024) through June 30, 2025, the Advisers agreed to waive all management fees, incentive fees and subadvisory fees (the “Initial Advisory Fee Waiver”) payable to them under the Advisory Agreement and Subadvisory Agreement (collectively, the “Advisory Agreements”).

For the period from July 1, 2025 through December 31, 2025, the Advisers have agreed to waive 50% of the base management fee and 100% of the incentive fee payable to them under the Advisory Agreements (together with the Initial Advisory Fee Waiver, the “Advisory Fee Waivers”). The Advisory Fee Waivers are not revocable during their terms and amounts waived pursuant to the Advisory Fee Waivers will not be subject to any right of future recoupment in favor of the Advisers.

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

For the three and six months ended June 30, 2025, the Company incurred administrator expenses of $422 and $1,026, respectively. For the three and six months ended June 30, 2024, the Company incurred administrator expenses of $413 and $835, respectively. As of June 30, 2025 and December 31, 2024, $521 and $469, respectively, of administrator expenses were due to the Administrator, which were included in accrued administrator expenses on the Consolidated Statement of Assets and Liabilities. Additionally, as of June 30, 2025 and December 31, 2024, $74 and $138, respectively, were due to the Administrator for direct expenses paid on the Company’s behalf, which were included in due to affiliates on the Consolidated Statement of Assets and Liabilities.

Intermediary Manager Agreement

On May 9, 2024, the Company entered into an intermediary manager agreement (the “Intermediary Manager Agreement”) with FEF Distributors, LLC (the “Intermediary Manager”), an affiliate of the Adviser. Pursuant to the Intermediary Manager Agreement, no upfront transaction fee will be paid with respect to Class I shares, Class S shares or Class D shares. However, if shareholders purchase Class S shares or Class D shares through certain financial intermediaries, they may directly charge shareholders transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that selling agents limit such charges to a 1.5% cap on NAV for Class D shares and a 3.5% cap on NAV for Class S shares. Under the terms of the Intermediary Manager Agreement, the Intermediary Manager will serve as the intermediary manager for the Company’s public offering of its Common Shares. The Intermediary Manager will be entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the value of the Company’s net assets attributable to Class S shares and Class D shares, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I shares. The shareholder servicing and/or distribution fees will be payable to the Intermediary Manager, but the Intermediary Manager anticipates that all or a portion of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers.

The Company will cease paying the shareholder servicing and/or distribution fees on the Class S shares and the Class D shares held in a shareholder’s account at the end of the month in which the Intermediary Manager, in conjunction with the transfer agent, determines that total transaction or other fees, including upfront placement fees or brokerage commissions, and shareholder servicing and/or distribution fees paid with respect to the shares held in a shareholder’s account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such shares (including total transaction or other fees, including upfront placement fees or brokerage commissions). At the end of such month, each such Class S share or Class D share (and any shares issued under the Company’s dividend reinvestment plan with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such Class S shares or Class D shares. In addition, the Company will cease paying the shareholder servicing and/or distribution fees on the Class S shares and the Class D shares upon the earlier to occur of the following: (i) a listing of Class I shares, (ii) a merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets or (iii) the date following the completion of the primary portion of the offering on which, in the aggregate, underwriting compensation from all sources in connection with the offering, including the shareholder servicing and/or distribution fees and other underwriting compensation, is equal to 10% of the gross proceeds from the primary offering.

The Intermediary Manager is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”).

The Intermediary Manager Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Company’s Trustees who are not “interested persons,” as defined in the 1940 Act, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution plan or the Intermediary Manager Agreement, or by vote of a majority of the outstanding voting securities of the Company, on not more than 60 days’ written notice to the Intermediary Manager or the Adviser. The Intermediary Manager Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

Distribution and Servicing Plan

On January 10, 2025, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Intermediary Manager with respect to Class I shares, Class S shares and Class D shares on an annualized basis as a percentage of the Company’s NAV for such class.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I shares	—%
Class S shares	0.85%
Class D shares	0.25%

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation.

The Intermediary Manager will reallow (pay) all of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, they reduce the NAV with respect to all shares of each such class, including shares issued under the Company’s dividend reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to Class S shares or Class D shares: assistance with recordkeeping, answering investor inquiries regarding the Company, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager will not reallow (pay) the shareholder servicing and/or distribution fee to such broker that the broker otherwise would have been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

For both the three and six months ended June 30, 2025, the Company accrued shareholder servicing and/or distribution fees of less than $1, which were attributable to Class D shares. There were no shareholder servicing and/or distribution fees accrued for the same time periods for Class S shares.

There were no shareholder servicing and/or distribution fees accrued for either Class D shares or Class S shares for the three and six months ended June 30, 2024.

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

The following is a summary of Expense Payments and related Reimbursement Payments for the six months ended June 30, 2025 and 2024:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
January 31, 2025	$434	$—	$434	January 31, 2028
February 28, 2025	359	—	359	February 28, 2028
March 31, 2025	559	—	559	March 31, 2028
April 30, 2025	468	—	468	April 30, 2028
May 31, 2025	490	—	490	May 31, 2028
June 30, 2025	544	—	544	June 30, 2028
Total	$2,854	$—	$2,854

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
June 30, 2024	$321	$—	$321	June 30, 2027
Total	$321	$—	$321

For the three and six months ended June 30, 2025, the Company accrued Expense Payments due from the Adviser in the amount of $1,502 and $2,854, respectively. For the three and six months ended June 30, 2025, there were no Reimbursement Payments made to the Adviser.

For both the three and six months ended June 30, 2024, the Company accrued Expense Payments due from the Adviser in the amount of $321. For the three and six months ended June 30, 2024, there were no Reimbursement Payments made to the Adviser.

As of June 30, 2025 and December 31, 2024, $2,854 and $2,585, respectively, of Expense Payments were due from the Adviser, which were included in due from adviser on the Consolidated Statement of Assets and Liabilities.

Note 4. Investments

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$661,135	$657,839	99.96%	$653,670	$653,893	100.00%
Second Lien Debt	579	291	0.04%	—	—	—
Warrant	31	5	—	31	32	—
Total investments	$661,745	$658,135	100.00%	$653,701	$653,925	100.00%

The following is a summary of the industry classifications in which the Company invests as of June 30, 2025 and December 31, 2024:

June 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$6,246	$6,277	0.95%	2.10%
Air Freight & Logistics	14,864	14,296	2.17	4.78
Automobile Components	12,119	12,113	1.84	4.05
Building Products	4,556	4,567	0.69	1.53
Chemicals	17,592	17,708	2.69	5.92
Commercial Services & Supplies	41,133	41,360	6.29	13.82
Communications Equipment	1,995	1,951	0.30	0.65
Construction & Engineering	3,730	3,761	0.57	1.26
Containers & Packaging	4,331	4,352	0.66	1.45
Diversified Consumer Services	32,971	32,912	5.00	11.00
Diversified Telecommunication Services	3,934	3,939	0.60	1.32
Electric Utilities	7,524	7,504	1.14	2.51
Electrical Equipment	7,700	7,780	1.18	2.60
Electronic Equipment, Instruments & Components	1,967	1,970	0.30	0.66
Entertainment	4,838	4,746	0.72	1.59
Financial Services	55,386	55,328	8.41	18.49
Food Products	8,334	8,402	1.28	2.81
Ground Transportation	6,941	6,883	1.05	2.30
Health Care Equipment & Supplies	8,911	8,927	1.36	2.98
Health Care Providers & Services	82,088	80,549	12.24	26.92
Health Care Technology	30,715	31,000	4.71	10.36
Hotels, Restaurants & Leisure	1,746	1,731	0.26	0.58
Household Durables	18,482	18,490	2.81	6.18
Insurance	25,953	26,135	3.97	8.74
IT Services	8,901	8,848	1.35	2.96
Machinery	20,564	19,954	3.03	6.67
Media	10,010	9,937	1.51	3.32
Metals & Mining	2,002	1,995	0.30	0.67
Oil, Gas & Consumable Fuels	995	997	0.15	0.33
Passenger Airlines	1,909	1,848	0.28	0.62
Personal Care Products	2,000	2,005	0.31	0.67
Pharmaceuticals	19,937	19,013	2.89	6.36
Professional Services	79,851	79,774	12.12	26.66
Real Estate Management & Development	13,613	13,773	2.09	4.60
Software	74,061	73,397	11.15	24.53
Specialty Retail	9,206	9,239	1.40	3.09
Textiles, Apparel & Luxury Goods	3,217	3,236	0.49	1.08
Trading Companies & Distributors	11,423	11,438	1.74	3.82
	$661,745	$658,135	100.00%	219.98%

December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$8,288	$8,329	1.27%	2.77%
Air Freight & Logistics	15,187	15,401	2.35	5.13
Automobile Components	13,153	13,112	2.00	4.37
Building Products	6,571	6,646	1.02	2.21
Chemicals	17,581	17,568	2.69	5.86
Commercial Services & Supplies	25,280	25,283	3.87	8.42
Communications Equipment	2,000	1,995	0.31	0.66
Construction & Engineering	3,847	3,791	0.58	1.26
Containers & Packaging	11,304	11,393	1.74	3.79
Diversified Consumer Services	22,514	22,643	3.46	7.54
Diversified Telecommunication Services	8,859	8,943	1.37	2.98
Electrical Equipment	11,337	11,360	1.74	3.78
Electronic Equipment, Instruments & Components	1,975	1,968	0.29	0.66
Entertainment	8,856	8,941	1.37	2.98
Financial Services	52,403	52,495	8.03	17.48
Food Products	8,376	8,492	1.30	2.83
Ground Transportation	12,014	12,084	1.85	4.02
Health Care Equipment & Supplies	9,946	9,943	1.52	3.31
Health Care Providers & Services	77,579	75,647	11.57	25.19
Health Care Technology	17,730	18,082	2.77	6.02
Hotels, Restaurants & Leisure	11,708	11,788	1.80	3.92
Household Durables	12,390	12,531	1.92	4.17
Insurance	29,423	29,560	4.52	9.84
IT Services	8,947	9,011	1.38	3.00
Machinery	37,197	37,096	5.67	12.35
Media	8,061	8,147	1.25	2.71
Metals & Mining	2,012	2,010	0.31	0.67
Oil, Gas & Consumable Fuels	1,000	1,003	0.14	0.33
Passenger Airlines	5,380	5,404	0.83	1.80
Personal Care Products	2,000	2,016	0.31	0.67
Pharmaceuticals	19,048	18,992	2.90	6.32
Professional Services	68,395	68,543	10.48	22.82
Real Estate Management & Development	13,579	13,555	2.07	4.51
Software	61,199	61,338	9.38	20.42
Specialty Retail	13,328	13,470	2.06	4.49
Textiles, Apparel & Luxury Goods	6,795	6,833	1.05	2.28
Trading Companies & Distributors	14,474	14,534	2.22	4.85
Wireless Telecommunication Services	3,965	3,978	0.61	1.32
	$653,701	$653,925	100.00%	217.73%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$642,192	$638,718	97.05%	213.49%
Canada	4,804	4,842	0.74	1.62
Europe	14,749	14,575	2.21	4.87
Total	$661,745	$658,135	100.00%	219.98%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$628,216	$628,349	96.09%	209.22%
Canada	5,749	5,810	0.89	1.93
Europe	19,736	19,766	3.02	6.58
Total	$653,701	$653,925	100.00%	217.73%

As of June 30, 2025, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.05% and 0.06%, respectively. As of December 31, 2024, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.08%, respectively.

As of June 30, 2025 and December 31, 2024, on a fair value basis, 100% of the Company’s performing debt investments bore interest at a floating rate.

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

As of June 30, 2025, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuations procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

Fair Value Disclosures

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$232,738	$425,101	$657,839
Second Lien Debt	—	—	291	291
Warrant	—	—	5	5
Total Investments	$—	$232,738	$425,397	$658,135
Percentage of Total	0.00%	35.36%	64.64%	100.00%

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$321,304	$332,589	$653,893
Warrant	—	—	32	32
Total Investments	$—	$321,304	$332,621	$653,925
Percentage of Total	0.00%	49.13%	50.87%	100.00%

The following table provides a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025
	First Lien Loan	Second Lien Loan	Warrant	Total Investments
Fair value, beginning of period	$364,707	$456	$—	$365,163
Purchase of investments (including PIK)	69,426	17	—	69,443
Proceeds from principal repayments and sales of investments	(5,674)	(8)	—	(5,682)
Amortization of premium/accretion of discount, net	319	20	—	339
Net realized gain (loss) on investments	58	—	—	58
Net change in unrealized appreciation (depreciation) on investments	(713)	(194)	5	(902)
Restructures	—	—	—	—
Transfers out of Level 3	(9,298)	—	—	(9,298)
Transfers into Level 3	6,276	—	—	6,276
Fair value, end of period	$425,101	$291	$5	$425,397
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2025	$(715)	$(194)	$5	$(904)

	Six Months Ended June 30, 2025
	First Lien Loan	Second Lien Loan	Warrant	Total Investments
Fair value, beginning of period	$332,589	$—	$32	$332,621
Purchase of investments (including PIK)	137,931	34	—	137,965
Proceeds from principal repayments and sales of investments	(35,310)	(8)	—	(35,318)
Amortization of premium/accretion of discount, net	886	25	—	911
Net realized gain (loss) on investments	(883)	—	—	(883)
Net change in unrealized appreciation (depreciation) on investments	624	(288)	(27)	309
Restructures	(528)	528	—	—
Transfers out of Level 3	(23,452)	—	—	(23,452)
Transfers into Level 3	13,244	—	—	13,244
Fair value, end of period	$425,101	$291	$5	$425,397
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2025	$(1,350)	$(288)	$(26)	$(1,664)

The following table provides a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024
	First Lien Loan	Warrant	Total Investments
Fair value, beginning of period	$124,071	$2	$124,073
Purchase of investments (including PIK)	85,010	—	85,010
Proceeds from principal repayments and sales of investments	(1,165)	—	(1,165)
Amortization of premium/accretion of discount, net	173	—	173
Net realized gain (loss) on investments	(2)	—	(2)
Net change in unrealized appreciation (depreciation) on investments	11	2	13
Transfers out of Level 3	(2,258)	—	(2,258)
Transfers to Level 3	7,913	—	7,913
Fair value, end of period	$213,753	$4	$213,757
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2024	$37	$2	$39

	Six Months Ended June 30, 2024
	First Lien Loan	Warrant	Total Investments
Fair value, beginning of period	$65,862	$2	$65,864
Purchase of investments (including PIK)	153,767	—	153,767
Proceeds from principal repayments and sales of investments	(1,254)	—	(1,254)
Amortization of premium/accretion of discount, net	278	—	278
Net realized gain (loss) on investments	(2)	—	(2)
Net change in unrealized appreciation (depreciation) on investments	40	2	42
Transfers out of Level 3	(4,938)	—	(4,938)
Fair value, end of period	$213,753	$4	$213,757
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2024	$39	$2	$41

Investments were transferred out of Level 3 during the three and six months ended June 30, 2025 and 2024 due to improvements in the quantity and quality of information, specifically the number of vendor quotes available to support the valuation of each investment, as assessed by the Valuation Designee. Investments were transferred into Level 3 during the three and six months ended June 30, 2025 and 2024 due to a decrease in the quantity and quality of information, specifically the number of vendor quotes available to support the valuation of each investment, as assessed by the Valuation Designee.

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2025 and December 31, 2024. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
First lien debt (2)	$351,162	Discounted cash flows (income approach)	Comparative Yield	8.45%	18.54%	10.28%
	31,153	Recoverability	Collateral Value	$22.4mm	$425.6mm	$188.0mm
	382,315
Warrant	5	Option pricing model	Volatility	50.00%	80.00%	65.00%
			Time Horizon (years)	1.0 yrs	5.0 yrs	3.0 yrs
Total	$382,320
(1)
Weighted averages are calculated based on fair value of investments.
(2)
Excluded from the presentation is $42,786 in first lien senior secured debt and $291 in second lien senior secured debt for which the Valuation Designee did not develop the unobservable inputs for the determination of fair value (examples include insufficient liquidity and single source quotation).

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

Other Financial Assets and Liabilities

As of June 30, 2025, the carrying amounts of the Company’s other financial instruments, such as cash and cash equivalents, receivables and payables, approximate the fair value of such items due to the short maturity of such instruments and would be categorized as Level 1 within the fair value hierarchy. As of June 30, 2025, the carrying amounts of the Company’s outstanding Credit Facilities approximate fair value and would be categorized as Level 3 within the fair value hierarchy. The fair values of the Credit Facilities are estimated based upon market interest rates and entities with similar credit risk.

Note 6. Borrowings

In connection with the Company’s organization, the Board and the Company’s initial shareholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result of this approval, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025, the Company’s asset coverage ratio was 175.7%.

MS Credit Facility

On September 22, 2023, First Eagle Private Credit Fund SPV, LLC (the “MS Credit Facility SPV”), a wholly-owned financing subsidiary of the Company, as borrower, the Company, as transferor, and FEPC Fund Servicer, LLC, an affiliate of the Company, as servicer, entered into a $350,000 senior secured revolving credit facility, as amended (the “MS Credit Facility”) with Morgan Stanley Bank, N.A., as initial lender, certain other lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as account bank and collateral custodian, and FEPC Fund Servicer, LLC, a wholly-owned subsidiary of the Company, as servicer under the MS Credit Facility.

On June 20, 2024, the MS Credit Facility SPV entered into the second amendment to the loan and servicing agreement (“Second Amendment”), amending the MS Credit Facility. The Second Amendment (i) amends the concentration limitation component of the borrowing base to allow, (x) until April 1, 2025, up to 75% of the MS Credit Facility SPV’s portfolio to be broadly syndicated loans or senior secured bonds, (y) thereafter until September 30, 2025, 50% of the MS Credit Facility SPV’s portfolio to be broadly syndicated loans or senior secured bonds, and (z) after September 30, 2025, 35% of the MS Credit Facility SPV’s portfolio to be broadly syndicated loans or senior secured bonds, (ii) reduces the minimum utilization amount under the MS Credit Facility to be 35% of the commitments under the MS Credit Facility until September 22, 2024, and (iii) changes the interest rate applicable to the minimum utilization amount to be only the “applicable margin.”

On November 7, 2024, the MS Credit Facility SPV entered into the third amendment to the loan and servicing agreement (“Third Amendment”), amending the MS Credit Facility. The Third Amendment (i) reduces the spread to 2.55% per annum during the revolving period and 3.05% per annum during the amortization period; (ii) amends the 5% PIK loan concentration limitation component of the borrowing base to exclude from the concentration limitation PIK loans with a minimum cash spread of at least 5% paid quarterly; (iii) increases the minimum utilization amount to be 75% of the commitments under the MS Credit Facility; and (iv) resets as of the Third Amendment date the time period the prepayment premium is due in connection with reducing or terminating commitments under the MS Credit Facility.

The Company’s ability to borrow under the MS Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 75% of the principal balance of its eligible portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 65%. Under the terms of the MS Credit Facility, the MS Credit Facility SPV is permitted to reinvest available cash and make new borrowings under the MS Credit Facility through September 22, 2026. The MS Credit Facility has a minimum utilization requirement (“MS Credit Facility Minimum Utilization”) of 35% of the facility amount (following a nine-month ramp-up period through September 21, 2024). The MS Credit Facility Minimum Utilization increased to 65% from September 22, 2024 and increased again to 75% from November 7, 2024 through the end of the revolving period. Distributions from the MS Credit Facility SPV to the Company are limited by the terms of the MS Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The MS Credit Facility SPV’s obligations under the MS Credit Facility are secured by a first priority security interest in substantially all of the assets of the MS Credit Facility SPV, including its portfolio of investments, and the Company’s equity interest in the MS Credit Facility SPV. As of June 30, 2025, the Company held 107 investments with a total fair market value of $468,318 in the MS Credit Facility SPV as collateral for the MS Credit Facility. As of June 30, 2025, the Company had $306,500 in borrowings outstanding under the MS Credit Facility. As of December 31, 2024, the Company held 120 investments with a total fair market value of $505,108 in the MS Credit Facility SPV as collateral for the MS Credit Facility. As of December 31, 2024, the Company had $325,600 in borrowings outstanding under the MS Credit Facility.

The MS Credit Facility has a scheduled maturity date of September 22, 2028, or earlier in accordance with the terms of the MS Credit Facility. Borrowings under the MS Credit Facility bear interest initially at the annual rate of three month SOFR plus a spread. The initial spread through November 6, 2024 was 3.05% per annum for term SOFR advances, reducing to 2.55% per annum for term SOFR advances from November 7, 2024 through the end of the revolving period, and 3.05% per annum during the amortization period. Additionally, the MS Credit Facility SPV pays a fee of 0.15% per annum on the notional loan amount of $350,000, a minimum utilization fee of 2.55% per annum on the MS Credit Facility Minimum Utilization less any outstanding borrowings if outstanding borrowings are less than the MS Credit Facility Minimum Utilization, and an unused fee of 0.60% per annum on the difference between the total facility amount and the greater of the MS Credit Facility Minimum Utilization or total outstanding borrowings.

Components of Interest Expense

The components of the Company’s interest expense on the MS Credit Facility were as follows:

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Borrowing interest expense	$5,220	$345	$11,084	$348
Borrowing administration fees	133	132	264	265
Facility unused fees	73	540	85	1,071
Amortization of financing costs	154	153	306	306
Total interest expense	$5,580	$1,170	$11,739	$1,990
Average Debt Outstanding	301,545	16,157	321,600	15,600	(1)
Average Stated Interest Rate	6.85%	8.35%	6.85%	8.35%	(1)
(1)
Average taken from date of initial borrowing on March 29, 2024.

JPM Credit Facility

On April 9, 2025, First Eagle Private Credit Fund BSL SPV, LLC (the “JPM Credit Facility SPV”), a wholly-owned financing subsidiary of the Company, as borrower, entered into a $100,000 senior secured revolving credit facility (the “JPM Credit Facility,” and together with the MS Credit Facility, the “Credit Facilities”) with JPMorgan Chase Bank, National Association, as initial lender, certain other lenders from time to time party thereto, FEAC, as portfolio manager, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent.

The Company’s ability to borrow under the JPM Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 70% of the net asset value of the portfolio assets held in the JPM Credit Facility SPV. Under the terms of the JPM Credit Facility, the JPM Credit Facility SPV is permitted to reinvest available cash and make new borrowing under the JPM Credit Facility through April 8, 2028. The JPM Credit Facility has a minimum utilization requirement (“JPM Credit Facility Minimum Utilization”) of 50% of the facility amount (following a three-month ramp-up period through July 9, 2025), increasing to 75% on October 10, 2025 through the end of the reinvestment period. Distributions from the JPM Credit Facility SPV to the Company are limited by the terms of the JPM Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The JPM Credit Facility SPV’s obligations under the JPM Credit Facility are secured by a first priority security interest in substantially all of the assets of the JPM Credit Facility SPV, including its portfolio of investments. As of June 30, 2025, the Company held 54 investments with a total fair market value of $112,865 in the JPM Credit Facility SPV as collateral for the JPM Credit Facility. As of June 30, 2025, the Company had $88,500 in borrowings outstanding under the JPM Credit Facility.

The JPM Credit Facility has a scheduled maturity date of April 9, 2030, or earlier in accordance with the terms of the JPM Credit Facility. Borrowings under the JPM Credit Facility bear interest at the annual rate of three month SOFR plus a spread of 1.55% per annum. Additionally, the JPM Credit Facility SPV pays a minimum utilization fee of 1.55% per annum on the JPM Credit Facility Minimum Utilization less any outstanding borrowings if outstanding borrowings are less than the JPM Credit Facility Minimum Utilization, and an unused fee of 0.50% per annum on the difference between the total facility amount and the greater of the JPM Credit Facility Minimum Utilization or total outstanding borrowings.

Components of Interest Expense

The components of the Company’s interest expense on the JPM Credit Facility were as follows:

	For the Three Months Ended June 30, 2025		For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025		For the Six Months Ended June 30, 2024
Borrowing interest expense	$1,002		$—	$1,002		$—
Borrowing administration fees	—		—	—		—
Facility unused fees	28		—	28		—
Amortization of financing costs	47		—	47		—
Total interest expense	$1,077		$—	$1,077		$—
Average Debt Outstanding	75,452	(1)	—	75,452	(1)	—
Average Stated Interest Rate	5.76%	(1)	N/A	5.76%	(1)	N/A
(1)
Average taken from date of initial borrowing on April 9, 2025.

For the three and six months ended June 30, 2025, the average total debt outstanding was $370,364 and $356,199, respectively. For the three and six months ended June 30, 2024, the average total debt outstanding was $16,157 and $15,600, respectively.

For both the three and six months ended June 30, 2025, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, was 7.21% and 7.26%, respectively. For the three and six months ended June 30, 2025, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, was not meaningful due to the low levels of borrowings on the credit facility during the respective periods.

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

As of June 30, 2025 and December 31, 2024, the Company has the following unfunded commitments to portfolio companies:

June 30, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
841 Prudential MOB LLC	Delayed Draw	10/8/2027	$719	$—
Air Conditioning Specialist, Inc.	Delayed Draw	11/19/2026	$782	$(12)
AMCP Clean Acquisition Co LLC	Delayed Draw	6/15/2028	$910	$(2)
Apella Capital LLC	Delayed Draw	6/18/2027	$1,334	$—
APS Acquisition Holdings, LLC	Delayed Draw	7/11/2026	$2,699	$(13)
Argano, LLC	Delayed Draw	10/3/2026	$1,572	$(16)
Case Works, LLC	Delayed Draw	10/1/2029	$272	$(5)
CI (MG) Group, LLC	Delayed Draw	3/27/2027	$4,177	$(63)
Community Based Care Acquisition, Inc.	Delayed Draw	3/19/2026	$1,507	$—
Elevate HD Parent, Inc.	Delayed Draw	2/18/2025	$449	$—
Electrical Components International, Inc.	Delayed Draw	5/10/2026	$433	$(2)
Enverus Holdings, Inc.	Delayed Draw	12/12/2026	$73	$—
First Steps Recovery Acquisition, LLC	Delayed Draw	9/29/2025	$276	$(6)
Gen4 Dental Partners Opco, LLC	Delayed Draw	5/13/2026	$1,867	$(42)
Groundworks Operations, LLC	Delayed Draw	3/6/2026	$393	$—
HFW Holdings, LLC	Delayed Draw	5/1/2027	$5,213	$(59)
Housework Holdings	Delayed Draw	5/28/2026	$417	$(2)
Mission Critical Group, LLC	Delayed Draw	4/17/2027	$3,963	$(40)
Monarch Behavioral Therapy, LLC	Delayed Draw	6/6/2026	$266	$(1)
Prescott's Inc.	Delayed Draw	12/30/2026	$3,585	$(27)
PRGX Global, Inc	Delayed Draw	2/20/2027	$596	$(6)
RL James, Inc.	Delayed Draw	12/15/2025	$612	$(5)
RMBUS Holdco Inc.	Delayed Draw	1/8/2026	$2,070	$—
Schola Group Acquisition, Inc.	Delayed Draw	4/9/2027	$4,564	$(51)
SR Landscaping, LLC	Delayed Draw	2/20/2026	$1,093	$—
Strategy Corps, LLC	Delayed Draw	6/28/2026	$3,300	$(49)
Tri Scapes, LLC	Delayed Draw	7/12/2026	$2,370	$(24)
Waste Resource Management Inc.	Delayed Draw	5/19/2027	$4,867	$—
XPT Partners, LLC	Delayed Draw	12/10/2026	$950	$(19)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Revolver
Advantmed Buyer Inc	Revolver	2/14/2031	$2,189	$(29)
Air Buyer Inc.	Revolver	7/23/2030	$517	$(16)
Air Conditioning Specialist, Inc.	Revolver	11/19/2029	$621	$(9)
APS Acquisition Holdings, LLC	Revolver	7/11/2029	$1,741	$(9)
Argano, LLC	Revolver	9/13/2029	$348	$(3)
Case Works, LLC	Revolver	10/1/2029	$151	$(3)
CI (MG) Group, LLC	Revolver	3/27/2030	$543	$(8)
Elevate HD Parent, Inc.	Revolver	8/20/2029	$173	$—
Endo1 Partners, LLC	Revolver	5/23/2030	$532	$(11)
Enthusiast Auto Holdings, LLC	Revolver	12/19/2026	$1,151	$(1)
Enverus Holdings, Inc.	Revolver	12/24/2029	$272	$(7)
First Steps Recovery Acquisition, LLC	Revolver	3/29/2030	$597	$(12)
Gen4 Dental Partners Opco, LLC	Revolver	5/13/2030	$467	$(11)
HFW Holdings, LLC	Revolver	5/1/2031	$944	$(11)
Housework Holdings	Revolver	12/15/2028	$86	$—
In Vitro Sciences, LLC	Revolver	2/28/2029	$568	$(63)
Irving Parent, Corp.	Revolver	3/11/2031	$2,382	$(36)
Mammoth Holdings, LLC	Revolver	11/15/2029	$527	$(18)
Medrina, LLC	Revolver	10/20/2029	$1,107	$—
Mission Critical Group, LLC	Revolver	4/17/2030	$1,612	$(16)
Monarch Behavioral Therapy, LLC	Revolver	6/6/2030	$780	$(4)
Owl Vans, LLC	Revolver	12/31/2030	$1,200	$(16)
Prescott's Inc.	Revolver	12/30/2030	$896	$(7)
RL James, Inc.	Revolver	12/15/2028	$1,081	$(8)
RMBUS Holdco Inc.	Revolver	1/8/2029	$1,035	$—
Sagebrush Buyer, LLC	Revolver	7/1/2030	$1,263	$—
Schola Group Acquisition, Inc.	Revolver	4/9/2031	$1,141	$(13)
SR Landscaping, LLC	Revolver	10/30/2029	$320	$—
Strategy Corps, LLC	Revolver	6/28/2030	$1,567	$(24)
Streetmasters Intermediate, Inc	Revolver	4/1/2030	$1,587	$(20)
Syner-G Intermediate Holdings, LLC	Revolver	9/17/2030	$1,150	$(75)
The Mutual Group, LLC	Revolver	1/31/2030	$1,299	$—
Thornton Carpet, LLC	Revolver	5/15/2031	$2,502	$(28)
Tri Scapes, LLC	Revolver	7/12/2030	$1,185	$(12)
Unified Patents, LLC	Revolver	12/23/2027	$1,271	$(10)
Visante Acquisition, LLC	Revolver	1/31/2030	$976	$—
Waste Resource Management Inc.	Revolver	12/28/2029	$721	$—
XPT Partners, LLC	Revolver	9/13/2028	$163	$(3)
Zenith American Solutions, Inc.	Revolver	7/11/2029	$636	$(5)
Total Unfunded Commitments			$88,630	$(932)

December 31, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
841 Prudential MOB LLC	Delayed Draw	10/8/2027	$719	$(11)
Air Buyer Inc.	Delayed Draw	1/23/2026	$1,138	$(15)
Air Conditioning Specialist, Inc.	Delayed Draw	11/19/2026	$1,915	$(10)
AMCP Clean Acquisition Co LLC	Delayed Draw	6/15/2028	$1,840	$8
Apella Capital LLC	Delayed Draw	12/4/2026	$148	$(1)
APS Acquisition Holdings, LLC	Delayed Draw	7/11/2026	$3,483	$(52)
Argano, LLC	Delayed Draw	3/13/2026	$2,087	$(42)
Case Works, LLC	Delayed Draw	10/1/2029	$272	$(4)
Community Based Care Acquisition, Inc.	Delayed Draw	3/19/2026	$2,118	$—
Elevate HD Parent, Inc.	Delayed Draw	2/18/2025	$482	$—
Electrical Components International, Inc.	Delayed Draw	5/10/2026	$433	$(7)
Enverus Holdings, Inc.	Delayed Draw	12/12/2026	$192	$—
First Steps Recovery Acquisition, LLC	Delayed Draw	9/29/2025	$1,149	$(23)
Focus Financial Partners, LLC	Delayed Draw	9/10/2026	$194	$2
Gen4 Dental Partners Opco, LLC	Delayed Draw	5/13/2026	$2,333	$(70)
Groundworks Operations, LLC	Delayed Draw	3/6/2026	$393	$3
Housework Holdings	Delayed Draw	3/1/2025	$428	$—
Housework Holdings	Delayed Draw	5/28/2026	$417	$—
In Vitro Sciences, LLC	Delayed Draw	7/31/2024	$23	$(1)
Medrina, LLC	Delayed Draw	4/20/2025	$1,550	$—
Monarch Behavioral Therapy, LLC	Delayed Draw	6/6/2026	$1,076	$(8)
Prescott's Inc.	Delayed Draw	12/30/2026	$3,585	$(40)
RL James, Inc.	Delayed Draw	12/15/2025	$612	$(15)
RMBUS Holdco Inc.	Delayed Draw	1/8/2026	$2,070	$—
SR Landscaping, LLC	Delayed Draw	2/20/2026	$1,191	$(3)
Strategy Corps, LLC	Delayed Draw	6/28/2026	$3,300	$(33)
Tri Scapes, LLC	Delayed Draw	7/12/2026	$2,370	$(36)
US Fertility Enterprises, LLC	Delayed Draw	10/3/2026	$97	$1
Waste Resource Management Inc.	Delayed Draw	12/28/2029	$1,208	$—
Xcel Brands, Inc.	Delayed Draw	12/12/2028	$683	$(15)
XPT Partners, LLC	Delayed Draw	12/10/2026	$1,205	$(18)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Revolver
Air Buyer Inc.	Revolver	7/23/2030	$517	$(7)
Air Conditioning Specialist, Inc.	Revolver	11/19/2029	$847	$(4)
Apella Capital LLC	Revolver	3/1/2029	$50	$—
APS Acquisition Holdings, LLC	Revolver	7/11/2029	$1,741	$(26)
Argano, LLC	Revolver	9/13/2029	$348	$(7)
Case Works, LLC	Revolver	10/1/2029	$362	$(5)
Elevate HD Parent, Inc.	Revolver	8/20/2029	$200	$—
Enthusiast Auto Holdings, LLC	Revolver	12/19/2025	$1,151	$—
Enverus Holdings, Inc.	Revolver	12/24/2029	$284	$(8)
First Steps Recovery Acquisition, LLC	Revolver	3/29/2030	$597	$(12)
Gen4 Dental Partners Opco, LLC	Revolver	5/13/2030	$467	$(14)
Housework Holdings	Revolver	12/15/2028	$176	$—
In Vitro Sciences, LLC	Revolver	2/28/2029	$568	$(20)
Mammoth Holdings, LLC	Revolver	11/15/2029	$659	$(20)
Medrina, LLC	Revolver	10/20/2029	$1,107	$—
Mid-State Machine and Fabricating Corporation	Revolver	6/21/2029	$1,917	$(14)
Monarch Behavioral Therapy, LLC	Revolver	6/6/2030	$1,059	$(8)
Owl Vans, LLC	Revolver	12/31/2030	$1,200	$(16)
Prescott's Inc.	Revolver	12/30/2030	$896	$(10)
Project Cloud Holdings, LLC	Revolver	3/31/2029	$71	$(2)
RL James, Inc.	Revolver	12/15/2028	$973	$(24)
RMBUS Holdco Inc.	Revolver	1/8/2029	$1,035	$—
Sagebrush Buyer, LLC	Revolver	7/1/2030	$1,263	$(19)
SR Landscaping, LLC	Revolver	10/30/2029	$579	$(1)
Strategy Corps, LLC	Revolver	6/28/2030	$1,650	$(16)
Syner-G Intermediate Holdings, LLC	Revolver	9/17/2030	$1,150	$(13)
The Mutual Group, LLC	Revolver	1/31/2030	$1,299	$(19)
Tri Scapes, LLC	Revolver	7/12/2030	$1,185	$(18)
Unified Patents, LLC	Revolver	12/23/2027	$1,271	$(10)
Visante Acquisition, LLC	Revolver	1/31/2030	$976	$—
Waste Resource Management Inc.	Revolver	12/28/2029	$786	$—
XPT Partners, LLC	Revolver	9/13/2028	$271	$(4)
Zenith American Solutions, Inc.	Revolver	7/11/2029	$596	$(9)
Total Unfunded Commitments			$65,962	$(696)

Legal Proceedings

From time to time, the Company, or the Advisers, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of the Company’s rights under contracts with its portfolio companies. Neither the Company, nor the Advisers, is currently subject to any material legal proceedings.

Note 8. Net Assets

Share Issuances

In connection with its formation, the Company has the authority to issue an unlimited number of Common Shares at $0.001 per share par value.

The Company offers on a continuous basis up to $5.0 billion of Common Shares pursuant to an offering registered with the SEC that commenced on March 11, 2025. The Company offers to sell any combination of three classes of shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of common shares equals the NAV per share, as of the effective date of the monthly share purchase date.

Prior to the commencement of its public offering, the Company conducted a separate private offering (the “Private Offering”) of Common Shares (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act. The Company expects to continue to conduct a private offering to sell Common Shares outside of the United States to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

The following table summarizes the issuance of shares from the Public Offering and the Private Offering during the six months ended June 30, 2025 and 2024:

	Class I
Subscriptions Effective	Shares Issued	Net Proceeds
For the six months ended June 30, 2025
January 1, 2025	37,241	$901
May 1, 2025	283	6
June 1, 2025	278	7
Total	37,802	$914

For the six months ended June 30, 2024
March 1, 2024	2,058,460	$50,000
Total	2,058,460	$50,000

	Class D
Subscriptions Effective	Shares Issued	Net Proceeds
For the six months ended June 30, 2025
May 1, 2025	4,205	$100
Total	4,205	$100

For the six months ended June 30, 2024
None	—	$—
Total	—	$—

During the six months ended June 30, 2025 and 2024, the Company also issued 227 Class I shares and 106 Class I shares, respectively, for an aggregate value of $6 and $3, respectively, under the DRP (as defined below).

Net Asset Value Per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I shares and Class D shares for the six months ended June 30, 2025 and 2024:

	NAV Per Share
For the Month Ended	Class I	Class D
For the six months ended June 30, 2025
January 31, 2025	$24.27	$—
February 28, 2025	24.37	—
March 31, 2025	23.97	—
April 30, 2025	23.78	—
May 31, 2025	24.08	24.08
June 30, 2025	24.03	24.03

For the six months ended June 30, 2024
January 31, 2024	$24.39	$—
February 29, 2024	24.20	—
March 31, 2024	24.25	—
April 30, 2024	24.25	—
May 31, 2024	24.29	—
June 30, 2024	24.25	—

Distributions

The following table presents distributions that were declared and payable during the six months ended June 30, 2025 and 2024:

Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the Six Months Ended June 30, 2025
January 31, 2025	January 31, 2025	February 27, 2025	$0.205	$2,548
March 26, 2025	March 26, 2025	March 28, 2025	$0.205	$2,550
March 31, 2025	March 31, 2025	April 29, 2025	$0.205	$2,551
April 23, 2025	April 30, 2025	May 29, 2025	$0.205	$2,551
May 22, 2025	May 30, 2025	June 27, 2025	$0.205	$2,551
June 25, 2025	June 30, 2025	July 30, 2025	$0.205	$2,551
				$15,302
For the Six Months Ended June 30, 2024
February 5, 2024	February 6, 2024	February 27, 2024	$0.120	$1,244
February 29, 2024	February 29, 2024	March 26, 2024	$0.120	$1,244
March 28, 2024	March 28, 2024	April 26, 2024	$0.120	$1,491
April 30, 2024	April 30, 2024	May 29, 2024	$0.120	$1,491
May 29, 2024	May 31, 2024	June 29, 2024	$0.155	$1,924
June 26, 2024	June 28, 2024	July 29, 2024	$0.180	$2,239
				$9,633

Class D
Date Declared	Record Date	Payment Date	Distribution Per Share (1)	Distribution Amount
For the Six Months Ended June 30, 2025
May 22, 2025	May 30, 2025	June 27, 2025	$0.200	$1
June 25, 2025	June 30, 2025	July 30, 2025	$0.200	$1
				$2
(1)
Distribution per share is net of shareholder servicing and/or distribution fees.

Character of Distributions

The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, and capital gains proceeds from the sale of assets.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares during the six months ended June 30, 2025 and 2024:

	June 30, 2025		June 30, 2024
	Class I	Class D	Class I
Ordinary income (including net short-term capital gains)	$14,762	$2	$9,633
Capital gains	540	—	—
Return of capital	—	—	—
Total taxable distributions	$15,302	$2	$9,633

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

The following table presents share repurchases completed under the share repurchase program during the six months ended June 30, 2025. There were no share repurchases completed during the six months ended June 30, 2024.

Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
May 30, 2025	3,036	0.02%	$24.03	May 30, 2025	$73	—

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amounts shown net of Early Repurchase Deductions, if any.
(3)
All repurchase requests were satisfied in full.

Note 9. Financial Highlights and Senior Securities

The following is a schedule of financial highlights for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30, 2025		For the Six Months Ended June 30, 2024
	Class I	Class D (1)	Class I
Per Share Data:
Net assets, beginning of period	$24.21	$—	$24.28
Net investment income (loss) after excise tax (2)	1.40	0.47	0.80
Net realized gain (loss) (2)	(0.04)	0.01	—
Net change in unrealized appreciation (depreciation) (2)	(0.31)	0.17	—
Net increase (decrease) in net assets resulting from operations (2)	1.05	0.65	0.80
Distributions declared from net investment income	(1.24)	(0.40)	(0.82)
Distributions declared from net realized gains	—	—	—
Issuance of shares	—	23.78
Other (3)	0.01	—	(0.01)
Total increase (decrease) in net assets	(0.18)	24.03	(0.03)
Net assets, end of period	$24.03	$24.03	$24.25
Shares outstanding, end of period	12,442,354	4,205	12,425,384
Total return based on NAV (4)	4.44%	2.74%	3.26%
Ratios:
Net expenses to average net assets (5)	9.67%	8.26%	2.33%
Net investment income to average net assets (5)	11.61%	13.66%	7.14%
Portfolio turnover rate (6)	21.14%	21.14%	4.97%
Supplemental Data:
Net assets, end of period	$299,003	$101	$301,263
Average debt outstanding	$356,199	$356,199	$8,222
Asset coverage ratio	175.7%	175.7%	506.6%

(1)
The date of the first sale of Class D shares was May 1, 2025. See Note 8 - Net Assets for additional information.
(2)
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
(5)
For the six months ended June 30, 2025, the ratio of total operating expenses to average net assets was 14.05% and 12.80% on Class I and Class D, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) management fee and income based incentive fee waivers by the Adviser, if any, which represented 4.39% and 4.54% on Class I and Class D, respectively, of average assets. For the six months ended June 30, 2024, amounts are annualized except for organizational costs, excise tax, and management fee and income based incentive fee waivers by the Adviser, if any. For the six months ended June 30, 2024, the ratio of total operating expenses to average net assets was 5.14% on an annualized basis, excluding the effect of management fee and income based incentive fee waivers by the Adviser, if any, which represented 2.80% of average assets.
(6)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

The following is information about the Company’s senior securities as of June 30, 2025 and December 31, 2024:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
MS Credit Facility
June 30, 2025	$306,500	$1,757	N/A	N/A
December 31, 2024	$325,600	$1,922	N/A	N/A
December 31, 2023	$—	$—	—―	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
JPM Credit Facility
June 30, 2025	$88,500	$1,757	—―	N/A

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

Note 11. Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of June 30, 2025, except as discussed below.

On July 24, 2025, the Company’s Board declared a distribution of $0.210 per Class I share and $0.205 per Class D share, which are payable on August 28, 2025 to shareholders of record as of July 31, 2025.

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

The Company offers on a continuous basis up to $5.0 billion of common shares of beneficial interest (“Common Shares”) pursuant to an offering registered with the SEC that commenced on March 11, 2025. The Company offers to sell any combination of three classes of shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of common shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date.

Prior to the commencement of its public offering, the Company conducted a separate private offering (the “Private Offering”) of Common Shares (i) to accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act. The Company expects to continue to conduct a private offering to sell Common Shares outside of the United States to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

The Company commenced its loan origination process and investment activities contemporaneously with the initial closing (excluding the initial seed capital investment made by the Adviser) of the Private Offering of its Common Shares on June 12, 2023 and commenced operations following its first capital call on July 10, 2023.

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

Portfolio and Investment Activity

For the six months ended June 30, 2025, the Company made new investments in 16 new portfolio companies for an aggregate principal commitment amount of $758.3 million (including $88.6 million of unfunded commitments), all of which was first lien debt.

The following summarizes our investment activity (information presented is at cost unless otherwise indicated) (dollar amounts in thousands):

As of and For the Six Months Ended June 30, 2025
Investments:
Total investments, beginning of period	$653,701
New investments purchased	143,191
Net accretion of discount on investments	1,029
Net realized gain (loss) on investments	(439)
Investments sold or repaid	(135,737)
Total investments, end of period	661,745
Amount of investments funded at principal:
First lien debt	$668,818
Second lien debt	838
Warrant	8
Total portfolio investments	$669,664

	June 30, 2025	December 31, 2024
Number of portfolio companies	156	161
Weighted average yield on debt and income producing investments, at cost (1)	9.57%	9.47%
Weighted average yield on debt and income producing investments, at fair value (1)	9.56%	9.45%
Average loan to value (LTV) (2)	39.98%	35.40%
Percentage of debt investments bearing a floating rate, at fair value	100.00%	100.00%
Percentage of debt investments bearing a fixed rate, at fair value	0.00%	0.00%
Percentage of assets on non-accrual, at amortized cost (3)	0.05%	0.06%
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

(3)
As a percentage of total amortized cost of investments. Assets on non-accrual represented 0.06% and 0.08% of total fair value of investments as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025 and December 31, 2024, our portfolio companies had a weighted average annual adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of approximately $41.7 million and $39.4 million, respectively. Amounts are weighted based on fair value of each respective investment. These calculations include all private debt investments for which fair value is determined by the Valuation Designee and excludes quoted assets and ABL investments, as well as companies with negative or de minimis EBITDA. Amounts were derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

The following is a summary of the industry classifications in which we invested as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

June 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$6,246	$6,277	0.95%	2.10%
Air Freight & Logistics	14,864	14,296	2.17	4.78
Automobile Components	12,119	12,113	1.84	4.05
Building Products	4,556	4,567	0.69	1.53
Chemicals	17,592	17,708	2.69	5.92
Commercial Services & Supplies	41,133	41,360	6.29	13.82
Communications Equipment	1,995	1,951	0.30	0.65
Construction & Engineering	3,730	3,761	0.57	1.26
Containers & Packaging	4,331	4,352	0.66	1.45
Diversified Consumer Services	32,971	32,912	5.00	11.00
Diversified Telecommunication Services	3,934	3,939	0.60	1.32
Electric Utilities	7,524	7,504	1.14	2.51
Electrical Equipment	7,700	7,780	1.18	2.60
Electronic Equipment, Instruments & Components	1,967	1,970	0.30	0.66
Entertainment	4,838	4,746	0.72	1.59
Financial Services	55,386	55,328	8.41	18.49
Food Products	8,334	8,402	1.28	2.81
Ground Transportation	6,941	6,883	1.05	2.30
Health Care Equipment & Supplies	8,911	8,927	1.36	2.98
Health Care Providers & Services	82,088	80,549	12.24	26.92
Health Care Technology	30,715	31,000	4.71	10.36
Hotels, Restaurants & Leisure	1,746	1,731	0.26	0.58
Household Durables	18,482	18,490	2.81	6.18
Insurance	25,953	26,135	3.97	8.74
IT Services	8,901	8,848	1.35	2.96
Machinery	20,564	19,954	3.03	6.67
Media	10,010	9,937	1.51	3.32
Metals & Mining	2,002	1,995	0.30	0.67
Oil, Gas & Consumable Fuels	995	997	0.15	0.33
Passenger Airlines	1,909	1,848	0.28	0.62
Personal Care Products	2,000	2,005	0.31	0.67
Pharmaceuticals	19,937	19,013	2.89	6.36
Professional Services	79,851	79,774	12.12	26.66
Real Estate Management & Development	13,613	13,773	2.09	4.60
Software	74,061	73,397	11.15	24.53
Specialty Retail	9,206	9,239	1.40	3.09
Textiles, Apparel & Luxury Goods	3,217	3,236	0.49	1.08
Trading Companies & Distributors	11,423	11,438	1.74	3.82
	$661,745	$658,135	100.00%	219.98%

December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$8,288	$8,329	1.27%	2.77%
Air Freight & Logistics	15,187	15,401	2.35	5.13
Automobile Components	13,153	13,112	2.00	4.37
Building Products	6,571	6,646	1.02	2.21
Chemicals	17,581	17,568	2.69	5.86
Commercial Services & Supplies	25,280	25,283	3.87	8.42
Communications Equipment	2,000	1,995	0.31	0.66
Construction & Engineering	3,847	3,791	0.58	1.26
Containers & Packaging	11,304	11,393	1.74	3.79
Diversified Consumer Services	22,514	22,643	3.46	7.54
Diversified Telecommunication Services	8,859	8,943	1.37	2.98
Electrical Equipment	11,337	11,360	1.74	3.78
Electronic Equipment, Instruments & Components	1,975	1,968	0.29	0.66
Entertainment	8,856	8,941	1.37	2.98
Financial Services	52,403	52,495	8.03	17.48
Food Products	8,376	8,492	1.30	2.83
Ground Transportation	12,014	12,084	1.85	4.02
Health Care Equipment & Supplies	9,946	9,943	1.52	3.31
Health Care Providers & Services	77,579	75,647	11.57	25.19
Health Care Technology	17,730	18,082	2.77	6.02
Hotels, Restaurants & Leisure	11,708	11,788	1.80	3.92
Household Durables	12,390	12,531	1.92	4.17
Insurance	29,423	29,560	4.52	9.84
IT Services	8,947	9,011	1.38	3.00
Machinery	37,197	37,096	5.67	12.35
Media	8,061	8,147	1.25	2.71
Metals & Mining	2,012	2,010	0.31	0.67
Oil, Gas & Consumable Fuels	1,000	1,003	0.14	0.33
Passenger Airlines	5,380	5,404	0.83	1.80
Personal Care Products	2,000	2,016	0.31	0.67
Pharmaceuticals	19,048	18,992	2.90	6.32
Professional Services	68,395	68,543	10.48	22.82
Real Estate Management & Development	13,579	13,555	2.07	4.51
Software	61,199	61,338	9.38	20.42
Specialty Retail	13,328	13,470	2.06	4.49
Textiles, Apparel & Luxury Goods	6,795	6,833	1.05	2.28
Trading Companies & Distributors	14,474	14,534	2.22	4.85
Wireless Telecommunication Services	3,965	3,978	0.61	1.32
	$653,701	$653,925	100.00%	217.73%

The following is a summary of the asset type breakdown of our investment portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Direct Lending (1)	$236,962	$236,738	35.97%	79.13%
Club Loans (2)	177,315	176,908	26.88	59.13
Syndicated Loans (3)	247,468	244,489	37.15	81.72
Total	$661,745	$658,135	100.00%	219.98%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Direct Lending (1)	$172,747	$173,174	26.48%	57.66%
Club Loans (2)	130,382	130,482	19.96	43.44
Syndicated Loans (3)	350,572	350,269	53.56	116.63
Total	$653,701	$653,925	100.00%	217.73%

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

As of June 30, 2025 and December 31, 2024, ABL investments represented 4.7% and 3.4%, respectively, of the total fair market value of all of our investments.

Direct Lending

As of June 30, 2025 and December 31, 2024, the Direct Lending portfolio had the following characteristics:

	June 30, 2025	December 31, 2024
Weighted average spread (1)	5.65%	5.85%
Average EBITDA (2)	$24.2	$24.4
Average LTV (3)	36.74%	34.34%
Average Leverage Ratio (4)	3.4x	3.4x

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

FEAC monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Adviser, the Subadviser and the Board review these investment scores on a quarterly basis. Our average portfolio company investment score was 1.91 and 1.87 at June 30, 2025 and December 31, 2024, respectively. The following is a distribution of the investment scores of our portfolio companies at June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	As of June 30, 2025				As of December 31, 2024
Risk Rating	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio
1	$29,009	4.41%	$28,895	4.37%	$33,911	5.19%	$33,601	5.14%
2	612,758	93.11	614,693	92.89	594,479	90.91	592,448	90.63
3	14,499	2.20	15,615	2.36	22,215	3.40	24,519	3.75
4	1,869	0.28	2,542	0.38	3,320	0.50	3,133	0.48
5	—	—	—	—	—	—	—	—
	$658,135	100.00%	$661,745	100.00%	$653,925	100.00%	$653,701	100.00%

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2025, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.05% and 0.06%, respectively. As of December 31, 2024, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.08%, respectively.

Results of Operations

The following table represents our operating results (1) (in thousands):

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Operating Results
Total investment income	$16,265	$8,185	$31,784	$13,728
Net expenses, including excise tax	7,447	2,336	14,384	4,327
Net unrealized appreciation (depreciation)	(442)	(218)	(3,834)	(172)
Net realized gain (loss)	100	(4)	(439)	(4)
Net increase (decrease) in net assets resulting from operations	$8,476	$5,627	$13,127	$9,225

Investment Income

The composition of our investment income was as follows (in thousands):

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Investment Income
Interest income	$15,853	$6,768	$30,905	$10,019
Dividend income	196	1,058	459	3,071
Other income	216	359	420	638
Total investment income	$16,265	$8,185	$31,784	$13,728

Total investment income increased to $16.3 million and $31.8 million, respectively, for the three and six months ended June 30, 2025, an increase of $8.1 million or 98.72% and $18.1 million or 131.53%, respectively, compared to the same period in the prior year.

Interest income increased by $9.1 million and $20.9 million, respectively, for the three and six months ended June 30, 2025, driven by our deployment of capital, offset by a decline in benchmark rates. The size of our investment portfolio at fair value was $658.1 million as of June 30, 2025, with a weighted average yield of 9.6%, compared to $443.8 million as of June 30, 2024, with a weighted average yield of 10.9%.

The increase in interest income was offset by a decrease in dividend income of $0.9 million and $2.6 million, respectively, for the three and six months ended June 30, 2025, due to a decrease in cash equivalents due to continued deployment into investments.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Operating Expenses
Interest expense	$6,657	$1,170	$12,816	$1,990
Base management fees	929	939	1,860	1,724
Income based incentive fee	924	695	1,831	893
Capital gains incentive fee	—	12	—	18
Administrator expense	422	413	1,026	835
Other Expenses	798	656	1,540	1,207
Amortization of continuous offering costs	1,028	418	1,778	616
Distribution and shareholder servicing fees
Class D (1)	—	—	—	—
Total operating expenses	10,758	4,303	20,851	7,283
Management fees waiver	(929)	(939)	(1,860)	(1,724)
Incentive fee waiver	(924)	(707)	(1,831)	(911)
Expense support	(1,502)	(321)	(2,854)	(321)
Total expenses, net of fee waivers	$7,403	$2,336	$14,306	$4,327

(1) For the three and six months ended June 30, 2025, the Class D distribution and shareholder servicing fees were less than $1. There were no distribution and shareholder servicing fees for the three and six months ended June 30, 2024.

For the three and six months ended June 30, 2025, total expenses, net of expense support and fee waivers, were $7.4 million and $14.3 million, respectively. For the three and six months ended June 30, 2024, total expenses, net of expense support and fee waivers, were $2.3 million and $4.3 million, respectively.

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) increased to $6.7 million for the three months ended June 30, 2025, an increase of $5.5 million compared to the same period in the prior year. This was driven by an increase in our average debt principal outstanding. Our average borrowings outstanding increased to $370.4 million from $16.2 million for the same period in the prior year.

Total interest expense (including unused fees and amortization of deferred financing costs) increased to $12.8 million for the six months ended June 30, 2025, an increase of $10.8 million compared to the same period in the prior year. This was driven by an increase in our average debt principal outstanding. The average borrowings outstanding increased to $356.2 million for the six months ended June 30, 2025 from $15.6 million for the same period in the prior year.

Base Management Fees

Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Base management fees were $0.9 million and $1.9 million, respectively, for the three and six months ended June 30, 2025, a decrease of $10 thousand or 1.06% and an increase of $0.1 million or 7.89%, respectively, compared to the same period in the prior year. The changes were driven by weighted average net assets decreasing to $298.0 million and increasing to $299.9 million, respectively, for the three and six months ended June 30, 2025, compared to $301.5 million and $276.6 million, respectively, for the three and six months ended June 30, 2024.

The Adviser has waived all base management fees through June 30, 2025 and 50% of base management fees for the period from July 1, 2025 through December 31, 2025.

Income Based Incentive Fees

Income based incentive fees increased to $0.9 million and $1.8 million, respectively, for the three and six months ended June 30, 2025, an increase of $0.2 million and $0.9 million, respectively, compared to the three and six months ended June 30, 2024. The increase in income based incentive fees was driven by the increase in pre-incentive fee net investment income to $7.4 million and $14.6 million, respectively, for the three and six months ended June 30, 2025 from $5.5 million and $9.0 million, respectively, for the three and six months ended June 30, 2024.

The Adviser has waived income based incentive fees through December 31, 2025.

Capital Gains Incentive Fees

For both the three and six months ended June 30, 2025, the Company accrued capital gains incentive fees of zero, compared to $12 and $18, respectively, for the three and six months ended June 30, 2024.

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

Total other expenses increased to $2.2 million and $4.3 million, respectively, for the three and six months ended June 30, 2025, an increase of $0.8 million or 51.18% and $1.7 million or 63.43%, respectively, compared to the three and six months ended June 30, 2024. The increase compared to the same period in the prior year was primarily driven by an increase in offering costs and administrator expense.

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

For the three and six months ended June 30, 2025, we accrued $44 and $78, respectively, of U.S. federal excise tax. For the three and six months ended June 30, 2024, we incurred no U.S. federal excise tax.

Net Realized Gains and Losses Investments

For the three and six months ended June 30, 2025, the Company had net realized gains (losses) on investments of $0.1 million and ($0.4) million, respectively, from the full or partial sale or restructurings of our debt investments.

For both the three and six months ended June 30, 2024, the Company had net realized losses on investments of ($4) thousand from the full or partial sale or restructurings of our debt investments.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized, if any.

For the three and six months ended June 30, 2025, the Company had net unrealized depreciation on investments of ($0.4) million and ($3.8) million, respectively.

For both the three and six months ended June 30, 2024, the Company had net unrealized depreciation on investments of ($0.2) million.

Financial Condition, Liquidity and Capital Resources

We generate our liquidity and capital resources primarily from (i) net proceeds from private offerings of our equity , (ii) cash flows from our operations (including interest and fees earned from our investments and principal repayments and proceeds from sales of our investments), and (iii) borrowings under our existing leverage facilities and any financing arrangements we may enter into in the future. These financings may come in the form of borrowings from banks and issuances of senior securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Our primary uses of cash include (i) investments in portfolio companies in accordance with our investment strategy, (ii) general corporate operations (including payments to the Adviser and Subadviser), (iii) debt service of any borrowings, (iv) share repurchases under our share repurchase program, and (v) cash distributions to our shareholders. We believe our current cash position, available capacity on our Credit Facilities and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.

As of June 30, 2025 and December 31, 2024, we had $24.9 million and $21.3 million, respectively, in cash and cash equivalents. Additionally, as of June 30, 2025, we had $55.0 million available for additional borrowings under the Credit Facilities, subject to borrowing base availability. As of December 31, 2024, we had $24.4 million available for additional borrowings under the MS Credit Facility, subject to borrowing base availability. See “Debt” below for additional information.

We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of June 30, 2025, our asset coverage ratio was 175.7%.

Cash Flows

For the six months ended June 30, 2025 and 2024, our operating activities used cash of $49.0 million and $262.6 million, respectively, primarily in connection with the purchase of portfolio investments and payment of Company expenses.

For the six months ended June 30, 2025 and 2024, our financing activities included proceeds of $1.0 million and $50.0 million, respectively, from the issuance of Common Shares, and $139.4 million and $79.1 million, respectively, from borrowings under our Credit Facilities. Additionally, our financing activities included the payment of $15.3 million and $7.4 million, respectively, for distribution payments, $1.6 million and $1.9 million, respectively, for offering costs and $1.0 million and $1.3 million, respectively, for financing costs.

Share Issuances

The following table summarizes the issuance of shares pursuant to subscription agreements during the six months ended June 30, 2025 (dollar amounts in thousands):

	Class I
Subscriptions Effective	Shares Issued	Net Proceeds
For the six months ended June 30, 2025
January 1, 2025	37,241	$901
May 1, 2025	283	6
June 1, 2025	278	7
Total	37,802	$914

For the six months ended June 30, 2024
March 1, 2024	2,058,460	$50,000
Total	2,058,460	$50,000

	Class D
Subscriptions Effective	Shares Issued	Net Proceeds
For the six months ended June 30, 2025
May 1, 2025	4,205	$100
Total	4,205	$100

For the six months ended June 30, 2024
None	—	$—
Total	—	$—

During the six months ended June 30, 2025, the Company also issued 227 shares for an aggregate value of $6 under the Company’s dividend reinvestment plan.

Distributions and Distribution Reinvestment

The following table presents distributions that were declared and payable during the six months ended June 30, 2025 and 2024 (dollar amounts in thousands):

Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the Six Months Ended June 30, 2025
January 31, 2025	January 31, 2025	February 27, 2025	$0.205	$2,548
March 26, 2025	March 26, 2025	March 28, 2025	$0.205	$2,550
March 31, 2025	March 31, 2025	April 29, 2025	$0.205	$2,551
April 23, 2025	April 30, 2025	May 29, 2025	$0.205	$2,551
May 22, 2025	May 30, 2025	June 27, 2025	$0.205	$2,551
June 25, 2025	June 30, 2025	July 30, 2025	$0.205	$2,551
				$15,302
For the Six Months Ended June 30, 2024
February 5, 2024	February 6, 2024	February 27, 2024	$0.120	$1,244
February 29, 2024	February 29, 2024	March 26, 2024	$0.120	$1,244
March 28, 2024	March 28, 2024	April 26, 2024	$0.120	$1,491
April 30, 2024	April 30, 2024	May 29, 2024	$0.120	$1,491
May 29, 2024	May 31, 2024	June 29, 2024	$0.155	$1,924
June 26, 2024	June 28, 2024	July 29, 2024	$0.180	$2,239
				$9,633

Class D
Date Declared	Record Date	Payment Date	Distribution Per Share (1)	Distribution Amount
For the Six Months Ended June 30, 2025
May 22, 2025	May 30, 2025	June 27, 2025	$0.200	$1
June 25, 2025	June 30, 2025	July 30, 2025	$0.200	$1
				$2
(1)
Distribution per share is net of shareholder servicing and/or distribution fees.

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

During the six months ended June 30, 2025, 3,036 shares were repurchased. During the six months ended June 30, 2024, zero shares were repurchased.

Borrowings

MS Credit Facility - On September 22, 2023, MS Credit Facility SPV, a wholly-owned financing subsidiary of the Company, as borrower, the Company, as transferor, and FEPC Fund Servicer, LLC, a wholly-owned subsidiary of the Company, as servicer, entered into the MS Credit Facility, as subsequently amended, which, as of June 30, 2025, allowed us to borrow up to $350.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2025 and December 31, 2024, we had outstanding debt under the MS Credit Facility of $306.5 million and $325.6 million, respectively. As of June 30, 2025 and December 31, 2024, subject to leverage and borrowing base restrictions, we had $43.5 million and $24.4 million, respectively, available for additional borrowings under the MS Credit Facility.

JPM Credit Facility - On April 9, 2025, JPM Credit Facility SPV, a wholly-owned financing subsidiary of the Company, as borrower, entered into the JPM Credit Facility, which, as of June 30, 2025, allowed us to borrow up to $100.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2025, we had outstanding debt under the JPM Credit Facility of $88.5 million. As of June 30, 2025, subject to leverage and borrowing base restrictions, we had $11.5 million available for additional borrowings under the JPM Credit Facility.

For additional information on our debt obligations, refer to Note 6—“Borrowings” in the Notes to the Consolidated Financial Statements.

Commitments and Contingencies and Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, we had outstanding commitments to fund revolving lines of credit or delayed draw investments with an aggregate principal amount of $88.6 million and $66.0 million, respectively.

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

Recent Developments

On March 3, 2025, First Eagle Holdings, Inc. announced a definitive agreement under which funds managed by Genstar Capital will make a majority investment in First Eagle Holdings, Inc. First Eagle Holdings, Inc. is the parent company to the Advisers, Genstar Capital is a private equity firm focused on investments in targeted segments of the financial services, healthcare, industrials, and software industries. The transaction will involve the buyout of all interests in First Eagle Holdings, Inc. currently held by funds indirectly controlled by Blackstone Inc. and Corsair Capital LLC and certain related co-investors. The transaction is expected to be completed in the second half of 2025, subject to customary closing conditions, including obtaining necessary fund and client consents and customary regulatory approvals. As required under the 1940 Act, closing of the transaction will be deemed an “assignment” of the current investment advisory agreement between the Company and the Adviser, the current subadvisory agreement between the Company, the Adviser and the Subadviser, and the current intermediary manager agreement between the Company and FEF Distributors, LLC (“FEFD”), which will result in automatic termination of the agreements. On April 17, 2025, the Board approved a new substantially identical investment advisory agreement with FEIM, a new substantially identical subadvisory agreement with FEAC (together, the “New Advisory Agreements”), and a new substantially identical intermediary manager agreement with FEFD. On June 27, 2025, the Company’s shareholders approved the New Advisory Agreements, which will take effect upon closing of the transaction. The transaction is not expected to result in any change in the portfolio management of the Company or in the Company’s investment objectives or policies.

On July 24, 2025, the Company’s Board declared a distribution of $0.210 per Class I share and $0.205 per Class D share, which are payable on August 28, 2025 to shareholders of record as of July 31, 2025.

On August 4, 2025, the Company and U.S. Bank Trust Company, National Association (the “Custodian”) entered into a custody agreement (the “Custody Agreement”), pursuant to which the Custodian was appointed to serve as the Company’s custodian to hold securities, loans, cash, and other assets on behalf of the Company. Either party may terminate the Custody Agreement at any time upon sixty (60) days’ prior written notice. On August 4, 2025, in conjunction with entering into the Custody Agreement, the Company terminated its existing custody agreement with U.S. Bank, National Association (the “Prior Custody Agreement”), effective August 4, 2025. Other than ordinary course payments under the Prior Custody Agreement through the effective date of termination, no termination or other fees are payable in connection with the termination of the Prior Custody Agreement.

On August 12, 2025, the Company’s Board appointed William Karim as Secretary of the Company following the resignation of Sabrina Rusnak-Carlson from her Secretary and other positions with the Company.

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

Interest Rate Risk

The majority of the loans in our portfolio have floating interest rates and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating SOFR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors that will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our Credit Facilities have floating interest rate provisions. We expect that other credit facilities into which we may enter in the future may also have floating interest rate provisions.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2025 was to remain constant and that we took no actions to alter our existing interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollar amounts in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$20,114	$(11,899)	$8,215
Up 200 basis points	13,418	(7,949)	5,469
Up 100 basis points	6,721	(3,999)	2,722
Down 100 basis points	(6,672)	3,901	(2,771)
Down 200 basis points	(13,257)	7,851	(5,406)
Down 300 basis points	(19,541)	11,801	(7,740)

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

(b) Management's Report on Internal Control Over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2025. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2025, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of June 30, 2025 was effective.

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

On May 1, 2025, the Company sold 283 Class I shares of beneficial interest (with the final number of shares being determined on May 22, 2025) in the Private Offering to a feeder vehicle primarily created to hold the Company’s Common Shares for an aggregate offering price of $6 thousand. On June 1, 2025, the Company sold 278 Class I shares of beneficial interest (with the final number of shares being determined on June 24, 2025) in the Private Offering to a feeder vehicle primarily created to hold the Company’s Common Shares for an aggregate offering price of $7 thousand.

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

The following table presents the share repurchases completed during the quarter ended June 30, 2025 (dollar amounts in thousands):

Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
May 30, 2025	3,036	0.02%	$24.03	May 30, 2025	$73	—

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) Amounts shown net of Early Repurchase Deductions, if any.

(3) All repurchase requests were satisfied in full.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(c) of Regulation S-K.

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

10.2	Fee Waiver (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 25, 2025).
10.3

Custody Agreement, dated as of August 4, 2025, by and between First Eagle Private Credit Fund and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 8, 2025).

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

First Eagle Private Credit Fund

Date: August 13, 2025	By:	/s/ David O’Connor
David O’Connor
Chief Executive Officer

Date: August 13, 2025	By:	/s/ Jennifer M. Wilson
Jennifer M. Wilson
Chief Financial Officer and Treasurer