Form 10-Q
period 2025-09-30
First Eagle Private Credit Fund
filed 2025-11-12
CIK 1890107

compapsc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding as of November 12, 2025 was 12,443,646 and 4,205 of Class I shares and Class D shares, respectively. Common shares outstanding exclude November 1, 2025 subscriptions since the issuance price is not yet finalized at this time.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except as otherwise specified, references to the “Company,” “we,” “us,” and “our” refer to First Eagle Private Credit Fund and its consolidated subsidiaries; “FEIM” and “Adviser” refer to the First Eagle Investment Management , LLC, our investment adviser; and “FEAC,” “Subadviser,” and “Administrator” refer to First Eagle Alternative Credit, LLC, our investment sub-adviser (and, together with the Adviser, the “Advisers”) and administrator.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

First Eagle Private Credit Fund

Consolidated Statement of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost of: $646,632 and $653,701, respectively)	$644,639	$653,925
Cash and cash equivalents	50,637	21,319
Interest and dividends receivable	5,155	4,247
Deferred financing costs	2,702	2,282
Deferred offering costs	1,199	1,968
Receivable for investments sold or repaid	9,705	5,019
Prepaid expenses and other assets	120	51
Due from Adviser	4,029	2,585
Total assets	$718,186	$691,396

LIABILITIES
Credit facilities	404,000	325,600
Accrued interest and other borrowing costs	7,032	5,384
Payable for investments purchased	—	55,343
Distributions payable	2,614	2,548
Offering costs payable	148	311
Due to affiliates	122	138
Management fees payable	154	—
Accrued professional fees	656	577
Accrued administration expense	459	469
Accrued expenses and other liabilities	484	692
Total liabilities	$415,669	$391,062
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.001 (unlimited shares authorized, 12,447,522 and 12,407,361 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	$12	$12
Paid-in capital in excess of par value	300,579	300,733
Distributable earnings (accumulated losses)	1,926	(411)
Total net assets	$302,517	$300,334
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$302,415	$300,334
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	12,443,317	12,407,361
Net asset value per share	$24.30	$24.21
Class D Shares:
Net assets	$102	$—
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	4,205	—
Net asset value per share	$24.30	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Operations (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$17,160	$12,639	$48,065	$22,658
Dividend income	381	523	840	3,594
Other income	845	420	1,265	1,058
Total investment income	18,386	13,582	50,170	27,310
Expenses:
Interest expense	7,300	4,763	20,116	6,753
Base management fees	945	948	2,805	2,672
Income-based incentive fee	1,076	876	2,907	1,769
Capital gains incentive fee	—	(43)	—	(25)
Administration expense	320	442	1,346	1,277
Trustees’ fees	123	123	379	351
Professional fees	423	451	1,053	1,050
Other general and administrative expenses	349	286	1,003	666
Amortization of continuous offering costs	719	542	2,497	1,158
Distribution and shareholder servicing fees
Class D (1)	—	—	—	—
Total expenses before excise tax	11,255	8,388	32,106	15,671
Management fees waiver	(472)	(948)	(2,332)	(2,672)
Incentive fees waiver	(1,076)	(833)	(2,907)	(1,744)
Expense support	(1,175)	(1,039)	(4,029)	(1,360)
Net expenses before excise tax	8,532	5,568	22,838	9,895

Net investment income (loss) before excise tax	9,854	8,014	27,332	17,415
Excise tax expense	149	—	227	—
Net investment income (loss) after excise tax	9,705	8,014	27,105	17,415

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	(90)	381	(529)	377
Net realized gain (loss)	(90)	381	(529)	377
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	1,616	(2,003)	(2,218)	(2,175)
Net change in unrealized appreciation (depreciation)	1,616	(2,003)	(2,218)	(2,175)
Net realized and unrealized gain (loss)	1,526	(1,622)	(2,747)	(1,798)
Net increase (decrease) in net assets resulting from operations	$11,231	$6,392	$24,358	$15,617

Per share information:
Class I Shares:
Earnings available to shareholders	$11,227	$6,392	$24,352	$15,617
Weighted average shares outstanding (basic and diluted)	12,442,954	12,425,419	12,444,193	11,968,745
Basic and diluted earnings per common share	$0.90	$0.51	$1.96	$1.31
Class D Shares:
Earnings available to shareholders	$4	$—	$6	$—
Weighted average shares outstanding (basic and diluted)	4,205	—	4,205	—
Basic and diluted earnings per common share	$0.89	$—	$1.54	$—
(1)
For the three and nine months ended September 30, 2025, the Class D distribution and shareholder servicing fees were less than $1. There were no distribution and shareholder servicing fees for the three and nine months ended September 30, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Changes in Net Assets (unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2024	12,407,361	$12	$300,733	$(411)	$300,334
Issuance of common shares
Class I (1)	37,241	—	901	—	901
Total issuance of common shares	37,241	—	901	—	901
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	8,582	8,582
Net realized gain (loss)	—	—	—	(539)	(539)
Net change in unrealized appreciation (depreciation)	—	—	—	(3,392)	(3,392)
Net increase (decrease) in net assets resulting from operations	—	—	—	4,651	4,651
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	111	—	3	—	3
Distributions from distributable earnings (losses)
Class I	—	—	—	(7,649)	(7,649)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(603)	603	—
Total increase (decrease) for the period	37,352	—	301	(2,395)	(2,094)
Balance, March 31, 2025	12,444,713	$12	$301,034	$(2,806)	$298,240
Issuance of common shares
Class I (1)	561	—	13	—	13
Class D (1)	4,205	—	100	—	100
Total issuance of common shares	4,766	—	113	—	113
Repurchase of common shares, net of early repurchase deduction
Class I	(3,036)	—	(73)	—	(73)
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	8,818	8,818
Net realized gain (loss)	—	—	—	100	100
Net change in unrealized appreciation (depreciation)	—	—	—	(442)	(442)
Net increase (decrease) in net assets resulting from operations	—	—	—	8,476	8,476
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	116	—	3	—	3
Distributions from distributable earnings (losses)
Class I	—	—	—	(7,653)	(7,653)
Class D	—	—	—	(2)	(2)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(84)	84	—
Total increase (decrease) for the period	1,846	—	(41)	905	864
Balance, June 30, 2025	12,446,559	$12	$300,993	$(1,901)	$299,104
Issuance of common shares
Class I (1)	844	—	21	—	21
Class D (1)	—	—	—	—	—
Total issuance of common shares	844	—	21	—	21
Repurchase of common shares, net of early repurchase deduction
Class I	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	9,705	9,705
Net realized gain (loss)	—	—	—	(90)	(90)
Net change in unrealized appreciation (depreciation)	—	—	—	1,616	1,616
Net increase (decrease) in net assets resulting from operations	—	—	—	11,231	11,231
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	119	—	3	—	3
Distributions from distributable earnings (losses)
Class I	—	—	—	(7,839)	(7,839)
Class D	—	—	—	(3)	(3)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(438)	438	—
Total increase (decrease) for the period	963	—	(414)	3,827	3,413
Balance, September 30, 2025	12,447,522	$12	$300,579	$1,926	$302,517
(1)
Par Value is less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Changes in Net Assets (unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2023	10,366,818	$10	$252,307	$(649)	$251,668
Issuance of shares
Class I	2,058,460	2	49,998	—	50,000
Total issuance of common shares	2,058,460	2	49,998	—	50,000
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	3,552	3,552
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	46	46
Net increase (decrease) in net assets resulting from operations	—	—	—	3,598	3,598
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	40	—	1	—	1
Distributions from distributable earnings (losses)
Class I	—	—	—	(3,979)	(3,979)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(198)	198	—
Total increase (decrease) for the period	2,058,500	2	49,801	(183)	49,620
Balance, March 31, 2024	12,425,318	$12	$302,108	$(832)	$301,288
Issuance of shares
Class I	—	—	—	—	—
Total issuance of common shares	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	5,849	5,849
Net realized gain (loss)	—	—	—	(4)	(4)
Net change in unrealized appreciation (depreciation)	—	—	—	(218)	(218)
Net increase (decrease) in net assets resulting from operations	—	—	—	5,627	5,627
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	66	—	2	—	2
Distributions from distributable earnings (losses)
Class I	—	—	—	(5,654)	(5,654)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(344)	344	—
Total increase (decrease) for the period	66	—	(342)	317	(25)
Balance, June 30, 2024	12,425,384	$12	$301,766	$(515)	$301,263
Issuance of shares
Class I	—	—	—	—	—
Total issuance of common shares	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	8,014	8,014
Net realized gain (loss)	—	—	—	381	381
Net change in unrealized appreciation (depreciation)	—	—	—	(2,003)	(2,003)
Net increase (decrease) in net assets resulting from operations	—	—	—	6,392	6,392
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	103	—	3	—	3
Distributions from distributable earnings (losses)
Class I	—	—	—	(7,828)	(7,828)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(267)	267	—
Total increase (decrease) for the period	103	—	(264)	(1,169)	(1,433)
Balance, September 30, 2024	12,425,487	$12	$301,502	$(1,684)	$299,830

(1)
Par Value is less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Cash Flows (unaudited)

(in thousands, except shares)

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$24,358	$15,617
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(194)	—
Net accretion of discount and amortization of premium	(1,731)	(888)
Proceeds from sale of investments and principal repayments	254,479	46,756
Purchases of investments	(306,044)	(471,025)
Net realized (gains) losses on investments	529	(377)
Net change in unrealized (appreciation) depreciation on investments	2,218	2,175
Amortization of deferred financing costs	559	461
Amortization of continuous offering costs	2,497	1,158
Changes in operating assets and liabilities:
Interest and dividends receivable	(908)	(2,914)
Prepaid expenses and other assets	(69)	(37)
Due to affiliates	(16)	91
Due from adviser	(1,444)	(1,360)
Accrued administration expense	(10)	(30)
Management fees payable	154	—
Accrued professional fees	79	(140)
Accrued expenses and other liabilities	(281)	54
Accrued interest and other borrowing costs	1,648	3,930
Net cash provided by (used in) operating activities	(24,176)	(406,529)
Cash flow from financing activities
Proceeds from issuance of shares	1,035	50,000
Borrowings under credit facilities	201,900	238,600
Debt repayments	(123,500)	(5,000)
Distributions paid	(23,071)	(14,846)
Deferred financing costs paid	(978)	(1,313)
Deferred offering costs paid	(1,892)	(2,157)
Net cash provided by (used in) financing activities	53,494	265,284
Net decrease in cash and cash equivalents	29,318	(141,245)
Cash and cash equivalents, beginning of period	21,319	183,395
Cash and cash equivalents, end of period	$50,637	$42,150
Supplemental disclosure of cash flow information and non-cash financing activities
Interest paid during the period	$17,909	$2,363
Distributions payable	$2,614	$2,609
Accrued but unpaid offering costs	$148	$426
Reinvestment of distributions	$9	$6
Excise taxes paid	$72	$9

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Schedule of Investments (unaudited)

September 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Karman Holdings Inc.	(8)(12)(13)	United States	S + 3.50%	0.00%	7.50%	4/1/2032	1,995	$1,986	$2,007	0.66%
								1,986	2,007	0.66
Air Freight & Logistics
Air Buyer Inc.	(8)(11)	United States	S + 5.50%	1.00%	9.82%	7/23/2030	5,122	5,068	4,994	1.65
Air Buyer Inc. (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	0.50%	7/23/2030	—	(5)	(13)	—
LaserShip, Inc.	(14)	United States	S + 5.50% (incl. 4.00% PIK)	0.00%	9.76%	8/10/2029	1,372	348	384	0.13
LaserShip, Inc.		United States	S + 6.25%	0.00%	10.25%	1/2/2029	1,267	1,257	1,287	0.42
LaserShip, Inc.		United States	S + 5.50% (incl. 4.00% PIK)	0.75%	9.76%	8/10/2029	2,023	1,649	1,461	0.48
Odyssey Logistics & Technology Corporation	(11)	United States	S + 4.50%	0.00%	8.66%	10/12/2027	1,606	1,602	1,452	0.48
								9,919	9,565	3.16
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(11)	United States	S + 4.50%	1.00%	8.66%	12/19/2026	8,339	8,339	8,339	2.76
Enthusiast Auto Holdings, LLC (Revolver)	(7)(8)	United States	S + 4.50%	1.00%	0.38%	12/19/2026	—	(1)	(1)	—
Owl Vans, LLC	(8)(11)	United States	S + 5.25%	1.00%	9.41%	12/31/2030	3,811	3,767	3,761	1.24
Owl Vans, LLC (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	9.41%	12/31/2030	360	346	344	0.11
								12,451	12,443	4.11
Broadline Retail
1959 Holdings, LLC	(8)(11)	United States	S + 6.50%	0.00%	10.66%	7/5/2030	12,558	12,437	12,433	4.11
								12,437	12,433	4.11
Building Products
Groundworks Operations, LLC	(12)	United States	S + 3.00%	0.00%	7.16%	3/14/2031	1,679	1,683	1,682	0.55
Groundworks Operations, LLC (Delayed Draw)	(7)(12)	United States	S + 3.00%	0.50%	7.16%	3/14/2031	49	50	50	0.02
The Mulch & Soil Company, LLC	(8)(11)	United States	S + 6.25%	1.00%	10.38%	4/28/2028	5,870	5,815	5,870	1.94
The Mulch & Soil Company, LLC (Revolver)	(7)(8)(9)	United States	S + 6.25%	1.00%	10.39%	5/1/2028	173	166	173	0.06
								7,714	7,775	2.57
Capital Markets
Apella Capital, LLC	(8)(11)(13)	United States	S + 6.50%	1.00%	10.66%	3/1/2029	586	577	586	0.19
Apella Capital, LLC	(8)(11)(13)	United States	S + 6.50%	1.00%	10.63%	3/1/2029	991	975	991	0.33
Apella Capital, LLC	(8)(11)(13)	United States	S + 6.50%	1.00%	10.66%	3/1/2029	1,251	1,235	1,251	0.41
Apella Capital, LLC (Delayed Draw)	(8)(10)(11)(13)	United States	S + 6.50%	1.00%	10.80%	3/1/2029	294	291	294	0.10
Apella Capital, LLC (Delayed Draw)	(8)(10)(11)(13)	United States	S + 6.50%	1.00%	10.67%	3/1/2029	993	986	993	0.33
Apella Capital, LLC (Delayed Draw)	(8)(10)(11)(13)	United States	S + 6.50%	1.00%	10.81%	3/1/2029	1,492	1,480	1,492	0.49
Apella Capital, LLC (Delayed Draw)	(8)(10)(11)(13)	United States	S + 6.50%	1.00%	10.70%	3/1/2029	248	243	248	0.08
Apella Capital, LLC (Revolver)	(7)(8)(9)(13)	United States	S + 6.50%	1.00%	10.51%	3/1/2029	175	170	175	0.06
								5,957	6,030	1.99

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Chemicals
Hexion Holdings Corporation	(12)	United States	S + 4.00%	0.00%	8.14%	3/15/2029	2,970	2,958	2,969	0.98
Highline Aftermarket Acquisition, LLC	(12)	United States	S + 3.50%	0.00%	7.70%	2/19/2030	1,985	1,981	1,995	0.66
Ineos US Finance LLC	(12)(13)	Europe	S + 3.00%	0.00%	7.16%	2/7/2031	990	990	892	0.29
Project Cloud Holdings, LLC	(8)(11)	United States	S + 6.25%	1.00%	10.51%	3/31/2029	10,417	10,242	10,391	3.44
Project Cloud Holdings, LLC (Revolver)	(8)(9)(11)	United States	S + 6.25%	0.00%	10.51%	3/31/2029	1,424	1,392	1,421	0.47
								17,563	17,668	5.84
Commercial Services & Supplies
360 Partners, LLC	(8)(11)	United States	S + 4.50%	1.00%	8.74%	7/31/2031	5,913	5,848	5,847	1.93
360 Partners, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 4.50%	0.00%	1.00%	7/31/2031	—	(19)	(57)	(0.02)
360 Partners, LLC (Revolver)	(7)(8)(9)	United States	S + 4.50%	0.00%	0.50%	7/31/2031	—	(32)	(32)	(0.01)
APS Acquisition Holdings, LLC	(8)(11)	United States	S + 5.50%	1.00%	9.50%	7/11/2029	8,019	7,929	7,979	2.64
APS Acquisition Holdings, LLC (Delayed Draw)	(7)(8)	United States	S + 5.50%	1.00%	9.50%	7/11/2029	782	768	764	0.25
APS Acquisition Holdings, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	0.50%	7/11/2029	—	(20)	(9)	—
Catawba Nation Gaming Authority	(12)	United States	S + 4.75%	0.00%	8.91%	3/29/2032	2,500	2,488	2,559	0.85
CI (MG) Group, LLC	(8)(11)	United States	S + 5.50%	1.00%	9.50%	3/27/2030	9,750	9,618	9,701	3.21
CI (MG) Group, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	1.00%	9.50%	3/27/2030	595	564	572	0.19
CI (MG) Group, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	9.50%	3/27/2030	501	487	496	0.16
Cimpress USA Incorporated	(12)	United States	S + 2.50%	0.50%	6.66%	5/17/2028	1,980	1,980	1,987	0.66
LRS Holdings LLC	(11)	United States	S + 4.25%	0.50%	8.53%	8/31/2028	1,964	1,964	1,935	0.64
LSF12 Crown US Commercial Bidco, LLC	(12)	United States	S + 3.50%	0.00%	7.66%	12/2/2031	1,995	1,976	2,001	0.66
Prime Security Services Borrower, LLC	(12)	United States	S + 2.00%	0.00%	6.13%	10/13/2030	1,985	1,996	1,982	0.65
SR Landscaping, LLC	(8)(11)	United States	S + 6.25%	1.00%	10.57%	10/30/2029	5,309	5,255	5,203	1.72
SR Landscaping, LLC (Delayed Draw)	(7)(8)(10)(11)	United States	S + 6.25%	1.00%	10.57%	10/30/2029	846	825	810	0.27
SR Landscaping, LLC (Delayed Draw)	(8)(10)(11)	United States	S + 6.25%	1.00%	10.57%	10/30/2029	1,763	1,757	1,728	0.57
SR Landscaping, LLC (Revolver)	(8)(9)	United States	S + 6.25%	1.00%	10.57%	10/30/2029	890	881	872	0.29
SuperHero Fire Protection, LLC	(8)(11)	United States	S + 5.50%	1.00%	9.50%	12/31/2029	16,352	16,175	16,352	5.40
SuperHero Fire Protection, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	9.65%	12/31/2029	121	105	121	0.04
Waste Resource Management, Inc.	(8)(11)	United States	S + 5.75%	1.00%	9.91%	12/28/2029	5,543	5,485	5,543	1.83
Waste Resource Management, Inc.	(8)(11)	United States	S + 5.75%	1.00%	9.91%	12/28/2029	1,420	1,400	1,420	0.47
Waste Resource Management, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 5.75%	1.00%	1.00%	12/28/2029	—	(22)	—	—
Waste Resource Management, Inc. (Delayed Draw)	(8)(10)(11)	United States	S + 5.75%	1.00%	9.91%	12/28/2029	2,056	2,049	2,056	0.68
Waste Resource Management, Inc. (Revolver)	(7)(8)(9)	United States	S + 5.75%	1.00%	0.50%	12/28/2029	—	(9)	—	—
								69,448	69,830	23.08
Communications Equipment
SonicWall US Holdings Inc.	(12)	United States	S + 5.00%	0.50%	9.00%	5/18/2028	1,985	1,989	1,896	0.63
								1,989	1,896	0.63

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Construction & Engineering
Air Conditioning Specialist, Inc.	(8)(11)	United States	S + 5.50%	1.00%	9.69%	11/19/2029	4,985	4,933	4,960	1.64
Air Conditioning Specialist, Inc. (Delayed Draw)	(8)(10)(11)	United States	S + 5.50%	1.00%	9.70%	11/19/2029	3,642	3,597	3,624	1.20
Air Conditioning Specialist, Inc. (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	9.70%	11/19/2029	226	215	222	0.07
McHale Landscape Design, Inc.	(8)(11)	United States	S + 5.25%	1.00%	9.07%	7/16/2031	8,550	8,457	8,454	2.80
McHale Landscape Design, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 5.25%	1.00%	1.00%	7/16/2031	—	(16)	(48)	(0.02)
McHale Landscape Design, Inc. (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	0.50%	7/16/2031	—	(16)	(16)	(0.01)
RL James, Inc.	(8)(11)	United States	S + 6.00%	0.00%	10.15%	12/15/2028	1,549	1,520	1,545	0.51
RL James, Inc.	(8)(11)	United States	S + 6.00%	1.00%	10.39%	12/15/2028	748	734	746	0.25
RL James, Inc.	(8)(11)	United States	S + 6.00%	1.00%	10.26%	12/15/2028	2,261	2,234	2,255	0.75
RL James, Inc. (Delayed Draw)	(8)(10)(11)	United States	S + 6.00%	1.00%	10.39%	12/15/2028	2,141	2,115	2,136	0.71
RL James, Inc. (Revolver)	(7)(8)(9)	United States	S + 6.00%	1.00%	0.50%	12/15/2028	—	(13)	(3)	—
Tri Scapes, LLC	(8)(11)	United States	S + 5.50%	1.00%	9.82%	7/12/2030	4,928	4,869	4,879	1.61
Tri Scapes, LLC (Delayed Draw)	(7)(8)(10)(11)	United States	S + 5.50%	1.00%	9.67%	7/12/2030	1,944	1,915	1,920	0.63
Tri Scapes, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	0.50%	7/12/2030	—	(14)	(12)	—
Violet Utility Buyer, LLC	(8)(11)	United States	S + 4.75%	1.00%	9.07%	7/24/2031	15,153	14,988	14,983	4.95
Violet Utility Buyer, LLC (Revolver)	(7)(8)(9)	United States	S + 4.75%	0.00%	0.50%	7/24/2031	—	(36)	(37)	(0.01)
								45,482	45,608	15.08
Consumer Staples Distribution & Retail
Blazing Star Parent, LLC	(8)(11)	United States	S + 7.00%	1.00%	11.20%	8/28/2030	13,600	13,400	13,396	4.43
								13,400	13,396	4.43
Containers & Packaging
R-Pac International Corp	(8)	United States	S + 6.00%	0.00%	10.31%	12/29/2027	2,362	2,345	2,356	0.78
								2,345	2,356	0.78
Diversified Consumer Services
LaserAway Intermediate Holdings II, LLC	(8)(11)	United States	S + 5.75%	0.75%	10.33%	10/14/2027	1,494	1,485	1,494	0.49
Mammoth Holdings, LLC	(8)(11)	United States	S + 6.00%	1.00%	10.00%	11/15/2030	5,180	5,102	4,999	1.65
Mammoth Holdings, LLC (Delayed Draw)	(8)(10)(11)	United States	S + 6.00%	1.00%	10.32%	11/15/2030	1,302	1,282	1,256	0.42
Mammoth Holdings, LLC (Revolver)	(7)(8)(9)	United States	S + 6.00%	1.00%	10.00%	11/15/2029	227	218	204	0.07
Streetmasters Intermediate, Inc	(8)(11)	United States	S + 5.25%	1.00%	9.56%	4/1/2030	12,404	12,264	12,249	4.05
Streetmasters Intermediate, Inc (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	9.41%	4/1/2030	272	253	251	0.08
Thermostat Purchaser III, Inc.	(12)	United States	S + 4.25%	0.00%	8.25%	8/31/2028	1,985	1,977	1,994	0.66
								22,581	22,447	7.42
Diversified Telecommunication Services
Guardian US Holdco LLC	(12)	United States	S + 3.50%	0.00%	7.50%	1/31/2030	2,987	2,976	2,993	0.99
								2,976	2,993	0.99
Electric Utilities
Mission Critical Group, LLC	(8)(11)	United States	S + 6.00%	0.00%	10.14%	4/17/2030	7,617	7,545	7,541	2.49
Mission Critical Group, LLC (Delayed Draw)	(7)(8)(9)	United States	S + 6.00%	0.00%	0.50%	4/17/2030	—	(19)	(40)	(0.01)
Mission Critical Group, LLC (Revolver)	(7)(8)(9)	United States	S + 6.00%	0.00%	0.50%	4/17/2030	—	(15)	(16)	(0.01)
								7,511	7,485	2.47

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Electrical Equipment
Eiko Global, LLC (Revolver)	(7)(8)(11)	United States	S + 6.50%	0.00%	10.67%	9/3/2030	3,584	3,457	3,455	1.14
								3,457	3,455	1.14
Electronic Equipment, Instruments & Components
Creation Technologies Inc.	(8)(12)	United States	S + 5.50%	0.50%	10.05%	10/5/2028	1,985	1,964	1,977	0.65
								1,964	1,977	0.65
Entertainment
Stubhub Holdco Sub, LLC	(12)	United States	S + 4.75%	0.00%	8.91%	3/15/2030	1,209	1,200	1,202	0.40
								1,200	1,202	0.40
Financial Services
Apex Group Treasury Limited	(12)(13)	Europe	S + 3.50%	0.00%	7.75%	2/27/2032	2,985	2,978	2,925	0.97
Aretec Group Inc.	(12)	United States	S + 3.50%	0.00%	7.66%	8/9/2030	1,985	1,996	1,987	0.66
Auxey Bidco Ltd.	(11)(12)(13)	Europe	S + 6.00%	0.00%	10.47%	6/29/2027	7,850	7,782	7,516	2.48
PRGX Global, Inc	(8)(11)	United States	S + 5.50%	1.00%	9.79%	12/20/2030	4,451	4,411	4396	1.45
PRGX Global, Inc (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	1.00%	1.00%	12/20/2030	—	(3)	(7)	—
Priority Holdings, LLC	(12)	United States	S + 3.75%	0.00%	7.91%	7/30/2032	3,000	2,986	3013	0.99
Sagebrush Buyer, LLC	(8)(11)	United States	S + 5.00%	1.00%	9.16%	7/1/2030	9,400	9,289	9400	3.11
Sagebrush Buyer, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	0.50%	7/1/2030	—	(15)	—	—
TouchTunes Music Group, LLC	(12)	United States	S + 4.75%	0.00%	8.75%	4/2/2029	3,439	3,439	3,399	1.12
XPT Partners, LLC	(8)(11)	United States	S + 5.50%	1.00%	9.89%	9/13/2028	5,090	5,030	5,013	1.66
XPT Partners, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.50%	1.00%	9.89%	9/13/2028	254	247	236	0.08
XPT Partners, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	9.61%	9/13/2028	136	133	132	0.04
								38,273	38,010	12.56
Food Products
Aspire Bakeries Holdings LLC	(12)	United States	S + 3.50%	0.00%	7.66%	12/23/2030	1,995	1,986	2,009	0.66
Golden State Foods LLC	(12)	United States	S + 4.00%	0.00%	8.00%	12/4/2031	3,394	3,372	3,407	1.13
Primary Products Finance LLC	(12)	United States	S + 3.25%	0.00%	7.54%	4/1/2029	1,980	1,980	1,937	0.64
								7,338	7,353	2.43
Ground Transportation
Kenan Advantage Group, Inc.	(11)(12)	United States	S + 3.25%	0.00%	7.41%	1/25/2029	4,945	4,944	4,891	1.62
								4,944	4,891	1.62
Health Care Equipment & Supplies
Journey Personal Care	(11)(12)	United States	S + 3.75%	0.00%	7.91%	3/1/2028	3,929	3,921	3,908	1.29
Prescott's Inc.	(8)(11)	United States	S + 4.75%	1.00%	8.75%	12/30/2030	5,040	4,991	5,001	1.65
Prescott's Inc. (Delayed Draw)	(7)(8)	United States	S + 4.75%	1.00%	0.75%	12/30/2030	—	(12)	(27)	(0.01)
Prescott's Inc. (Revolver)	(7)(8)(9)	United States	S + 4.75%	1.00%	0.50%	12/30/2030	—	(9)	(7)	—
								8,891	8,875	2.93

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
Community Based Care Acquisition, Inc. (Delayed Draw)	(8)(10)(11)	United States	S + 5.25%	1.00%	9.35%	9/16/2027	3,734	3,691	3,734	1.23
Crisis Prevention Institute, Inc.	(12)	United States	S + 4.00%	0.50%	8.00%	4/9/2031	2,978	2,965	2,971	0.98
Dermatology Intermediate Holdings III, Inc	(11)	United States	S + 5.50%	0.50%	9.81%	3/30/2029	3,448	3,419	3,252	1.08
Dermatology Intermediate Holdings III, Inc	(11)	United States	S + 4.25%	0.50%	8.56%	3/30/2029	4,924	4,849	4,654	1.54
RMBUS Holdco Inc.	(8)(11)	United States	S + 6.50%	1.00%	10.62%	1/8/2029	5,560	5,499	5,560	1.84
RMBUS Holdco Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 6.50%	1.00%	1.00%	1/8/2029	—	(11)	—	—
RMBUS Holdco Inc. (Revolver)	(7)(8)(9)	United States	S + 6.50%	1.00%	0.50%	1/8/2029	—	(11)	—	—
Elevate HD Parent, Inc.	(8)(11)	United States	S + 6.00%	1.00%	10.26%	8/20/2029	980	968	980	0.32
Elevate HD Parent, Inc. (Delayed Draw)	(8)(10)	United States	S + 6.00%	1.00%	10.26%	8/20/2029	23	23	23	0.01
Elevate HD Parent, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 6.00%	1.00%	10.26%	8/20/2029	181	178	181	0.06
Elevate HD Parent, Inc. (Revolver)	(7)(8)(9)	United States	S + 6.00%	1.00%	0.50%	8/20/2029	—	(3)	—	—
Endo1 Partners, LLC	(8)(11)	United States	S + 7.14% (incl. 0.38% PIK)	2.00%	11.30%	5/23/2030	2,090	2,061	2,059	0.68
Endo1 Partners, LLC	(8)(11)	United States	S + 7.14% (incl. 0.38% PIK)	2.00%	11.30%	5/24/2030	7,851	7,696	7,684	2.54
Endo1 Partners, LLC (Revolver)	(7)(8)(9)	United States	S + 4.38% (incl. 0.38% PIK)	1.00%	8.16%	5/23/2030	516	497	495	0.16
First Steps Recovery Acquisition, LLC	(8)(11)	United States	S + 6.25%	1.00%	10.41%	3/29/2030	4,752	4,699	4,681	1.55
First Steps Recovery Acquisition, LLC (Delayed Draw)	(8)(10)(11)	United States	S + 6.25%	1.00%	10.25%	3/29/2030	1,146	1,142	1,129	0.37
First Steps Recovery Acquisition, LLC (Revolver)	(7)(8)(9)	United States	S + 6.25%	1.00%	10.25%	3/29/2030	551	538	534	0.18
Gen4 Dental Partners Opco, LLC	(8)(11)	United States	S + 5.75%	1.00%	9.89%	5/13/2030	6,913	6,806	6,843	2.26
Gen4 Dental Partners Opco, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.75%	0.00%	1.00%	5/13/2030	—	(14)	(19)	(0.01)
Gen4 Dental Partners Opco, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	0.00%	0.50%	5/13/2030	—	(7)	(5)	—
Houseworks Holdings	(8)(11)	United States	S + 5.50%	1.00%	9.70%	12/15/2028	1,090	1,075	1,079	0.36
Houseworks Holdings	(8)(11)	United States	S + 5.50%	1.00%	9.70%	12/15/2028	2,498	2,486	2,473	0.82
Houseworks Holdings (Delayed Draw)	(8)(9)(11)	United States	S + 5.50%	1.00%	9.70%	12/15/2028	317	313	314	0.10
Houseworks Holdings (Delayed Draw)	(7)(8)(10)	United States	S + 5.25%	1.00%	1.00%	12/15/2028	—	(3)	(4)	—
Houseworks Holdings (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.70%	12/15/2028	116	113	114	0.04
In Vitro Sciences, LLC	(8)(11)	United States	S + 7.00%	1.00%	11.28%	2/28/2029	8,677	8,588	7,896	2.61
In Vitro Sciences, LLC (Delayed Draw)	(8)(10)	United States	S + 7.00%	1.00%	11.28%	2/28/2029	2,217	2,209	2,017	0.67
In Vitro Sciences, LLC (Revolver)	(7)(8)(9)	United States	S + 7.00%	1.00%	0.50%	2/28/2029	—	(6)	(51)	(0.02)
Medrina, LLC	(8)(11)	United States	S + 6.00%	1.00%	10.13%	10/20/2029	7,230	7,138	7,230	2.39
Medrina, LLC (Delayed Draw)	(8)(10)(11)	United States	S + 6.00%	1.00%	10.22%	10/20/2029	1,278	1,272	1,278	0.42
Medrina, LLC (Revolver)	(7)(8)(9)	United States	S + 6.00%	1.00%	0.50%	10/20/2029	—	(14)	—	—
Monarch Behavioral Therapy, LLC	(8)(11)	United States	S + 5.00%	1.00%	9.16%	6/6/2030	9,070	8,964	9,025	2.98
Monarch Behavioral Therapy, LLC (Delayed Draw)	(7)(8)(10)(11)	United States	S + 5.00%	1.00%	9.16%	6/6/2030	1,391	1,385	1,383	0.46
Monarch Behavioral Therapy, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	9.22%	6/6/2030	724	711	719	0.24
NSM Top Holdings Corp	(12)	United States	S + 4.75%	0.00%	8.85%	5/14/2029	1,990	1,985	2,013	0.67
Quorum Health Resources	(8)(11)	United States	S + 5.25%	1.00%	9.51%	5/28/2027	1,622	1,606	1,618	0.54
Quorum Health Resources (Delayed Draw)	(8)(10)(11)	United States	S + 5.25%	1.00%	9.51%	5/28/2027	758	750	756	0.25

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Health Care Providers & Services (continued)
Quorum Health Resources (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	9.51%	5/28/2027	201	182	196	0.06
US Fertility Enterprises, LLC	(8)(12)	United States	S + 4.50%	0.00%	8.50%	10/11/2031	2,121	2,103	2,129	0.70
US Fertility Enterprises, LLC (Delayed Draw)	(8)(11)	United States	S + 4.50%	1.00%	8.50%	10/11/2031	97	96	97	0.03
								85,938	85,038	28.11
Health Care Technology
Advantmed Buyer Inc	(8)(11)	United States	S + 5.00%	1.00%	9.00%	2/14/2031	11,545	11,409	11,545	3.82
Advantmed Buyer Inc (Delayed Draw)	(8)(10)(11)	United States	S + 5.00%	1.00%	9.00%	2/14/2031	1,634	1,627	1,634	0.54
Advantmed Buyer Inc (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	0.50%	2/14/2031	—	(26)	—	—
Greenway Health, LLC	(8)(11)	United States	S + 6.75%	0.00%	10.75%	4/1/2029	9,612	9,421	9,612	3.18
Visante Acquisition, LLC	(8)(11)	United States	S + 5.75%	1.00%	10.06%	1/31/2030	8,334	8,244	8,334	2.75
Visante Acquisition, LLC (Revolver)	(7)(8)	United States	S + 5.75%	1.00%	0.50%	1/31/2030	—	(11)	—	—
								30,664	31,125	10.29
Hotels, Restaurants & Leisure
Caesars Entertainment, Inc.	(12)(13)	United States	S + 2.25%	0.00%	6.41%	2/6/2030	1,725	1,740	1,724	0.57
								1,740	1,724	0.57
Household Durables
Thornton Carpet, LLC	(8)(11)	United States	S + 5.00%	1.00%	9.14%	5/15/2031	5,515	5,457	5,453	1.80
Thornton Carpet, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	0.50%	5/15/2031	—	(29)	(31)	(0.01)
								5,428	5,422	1.79
Insurance
Acrisure, LLC	(12)	United States	S + 3.00%	0.00%	7.16%	11/6/2030	1,985	1,985	1,984	0.66
OEG Borrower, LLC	(8)(12)	United States	S + 3.50%	0.00%	7.64%	6/30/2031	1,990	1,986	2,005	0.66
The Mutual Group, LLC	(8)(11)	United States	S + 5.25%	1.00%	9.25%	1/31/2030	9,594	9,490	9,594	3.17
The Mutual Group, LLC (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	0.50%	1/31/2030	—	(14)	—	—
Tricor, LLC	(8)(11)	United States	S + 5.00%	1.00%	9.51%	8/8/2031	6,209	6,152	6,208	2.05
Tricor, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.00%	0.00%	1.00%	8/8/2031	—	(36)	—	—
Tricor, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	0.50%	8/8/2031	—	(8)	—	—
								19,555	19,791	6.54
Interactive Media & Services
Case Works, LLC	(8)(11)	United States	S + 5.25%	1.00%	9.27%	10/1/2029	5,001	4,948	4,801	1.59
Case Works, LLC (Delayed Draw)	(8)(10)(11)	United States	S + 5.25%	1.00%	1.00%	10/1/2029	751	748	721	0.24
Case Works, LLC (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	9.28%	10/1/2029	573	567	549	0.18
								6,263	6,071	2.01
IT Services
Argano, LLC	(8)(11)	United States	S + 5.75%	1.00%	9.89%	9/13/2029	11,546	11,380	11,489	3.80
Argano, LLC (Delayed Draw)	(7)(8)(10)(11)	United States	S + 5.75%	1.00%	9.91%	9/13/2029	3,476	3,431	3,451	1.14
Argano, LLC (Revolver)	(7)(8)(9)	United States	S + 5.75%	1.00%	0.50%	9/13/2029	—	(5)	(2)	—
Asurion, LLC	(12)	United States	S + 4.00%	0.00%	8.26%	8/19/2028	2,494	2,490	2,502	0.83
Ensono, Inc.	(12)	United States	S + 4.00%	0.75%	8.28%	5/26/2028	1,980	1,977	1,986	0.66
Rackspace Technology Global, Inc.	(12)	United States	S + 6.25%	0.75%	10.54%	5/15/2028	1,980	1,998	2,008	0.66
								21,271	21,434	7.09

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Machinery
BCP VI Summit Holdings LP	(12)	United States	S + 3.00%	0.00%	7.16%	1/30/2032	2,000	1,991	2,012	0.67
CPM Holdings, Inc.	(11)(12)	United States	S + 4.50%	0.00%	8.78%	9/28/2028	4,925	4,943	4,919	1.62
Project Castle, Inc.		United States	S + 5.50%	0.50%	9.64%	6/1/2029	3,939	3,670	3,277	1.08
SPX Flow, Inc.	(12)	United States	S + 2.75%	0.50%	6.91%	4/5/2029	2,000	2,012	2,012	0.67
								12,616	12,220	4.04
Media
Cengage Learning, Inc.	(12)	United States	S + 3.50%	0.00%	7.70%	3/24/2031	2,963	2,937	2,959	0.98
MH Sub I, LLC	(12)	United States	S + 4.25%	0.00%	8.25%	5/3/2028	2,358	2,342	2,274	0.75
WH Borrower, LLC	(12)	United States	S + 4.50%	0.00%	8.70%	2/20/2032	1,995	1,986	2,000	0.66
								7,265	7,233	2.39
Metals & Mining
Minerals Technologies Inc.	(8)(12)(13)	United States	S + 2.00%	0.00%	6.16%	11/26/2031	1,985	1,996	1,990	0.66
								1,996	1,990	0.66
Passenger Airlines
AAdvantage Loyality IP Ltd.	(12)	United States	S + 2.25%	0.00%	6.58%	4/20/2028	1,853	1,900	1,852	0.61
								1,900	1,852	0.61
Pharmaceuticals
Nephron Pharmaceuticals, LLC	(8)(11)	United States	S + 4.00%	3.25%	8.00%	12/30/2027	1,875	1,861	1,875	0.62
Nephron Pharmaceuticals, LLC	(8)(11)	United States	S + 9.20%	3.25%	13.20%	12/30/2027	6,375	6,301	6,375	2.11
Syner-G Intermediate Holdings, LLC	(8)(11)	United States	S + 5.25%	1.00%	9.25%	9/17/2030	10,301	10,205	9,580	3.16
Syner-G Intermediate Holdings, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	0.50%	9/17/2030	—	(11)	(80)	(0.03)
								18,356	17,750	5.86
Professional Services
CP Iris Holco I, Inc.	(12)	United States	S + 3.50%	0.50%	7.66%	10/2/2028	2,987	2,990	2,991	0.99
Eisner Advisory Group LLC	(12)	United States	S + 4.00%	0.50%	8.16%	2/28/2031	2,970	2,993	2,992	0.99
Grant Thornton Advisors LLC	(12)	United States	S + 2.50%	0.00%	6.66%	6/2/2031	1,990	2,005	1,980	0.64
Harbour Benefit Holdings, Inc.	(8)(11)	United States	S + 5.50%	1.00%	9.50%	7/11/2029	9,900	9,788	9,850	3.26
Harbour Benefit Holdings, Inc. (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	5.50%	7/11/2029	524	510	518	0.17
HFW Companies, LLC	(8)(11)	United States	S + 5.00%	1.00%	9.30%	5/1/2031	8,927	8,834	8,827	2.92
HFW Companies, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.00%	1.00%	9.30%	5/1/2031	1,861	1,836	1,781	0.59
HFW Companies, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	0.50%	5/1/2031	—	(10)	(11)	—
Schola Group Acquisition, Inc.	(8)(11)	United States	S + 4.75%	1.00%	8.98%	4/9/2031	5,463	5,406	5,401	1.78
Schola Group Acquisition, Inc. (Delayed Draw)	(7)(8)(10)	United States	S + 4.75%	0.00%	9.05%	4/9/2031	785	770	734	0.24
Schola Group Acquisition, Inc. (Revolver)	(7)(8)(9)	United States	S + 4.75%	0.00%	0.50%	4/9/2031	—	(12)	(13)	—
Strategy Corps, LLC	(8)(11)	United States	S + 5.50%	1.00%	9.66%	6/28/2030	6,265	6,199	6,139	2.03
Strategy Corps, LLC (Delayed Draw)	(7)(8)(10)	United States	S + 5.25%	1.00%	1.00%	6/28/2030	—	(8)	(66)	(0.02)
Strategy Corps, LLC (Revolver)	(7)(8)(9)	United States	S + 5.50%	1.00%	9.65%	6/28/2030	206	189	173	0.06
Unified Patents, LLC	(8)(11)	United States	S + 5.00%	0.00%	9.17%	12/23/2027	10,846	10,786	10,738	3.55
Unified Patents, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	0.00%	0.50%	12/23/2027	—	(7)	(13)	—
								52,269	52,021	17.20

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Real Estate Management & Development
841 Prudential MOB LLC	(8)	United States	S + 6.50%	2.50%	10.75%	10/9/2027	13,773	13,634	13,773	4.55
841 Prudential MOB LLC (Delayed Draw)	(7)(8)(10)	United States	S + 6.50%	2.50%	1.00%	10/9/2027	—	(2)	—	—
								13,632	13,773	4.55
Software
AQA Acquisition Holding, Inc	(12)	United States	S + 4.00%	0.00%	8.31%	3/3/2028	995	993	984	0.32
Boxer Parent Company Inc.	(12)	United States	S + 3.00%	0.00%	7.20%	7/30/2031	1,990	1,988	1,989	0.66
CDK Global, Inc.		United States	S + 3.25%	0.00%	7.25%	7/6/2029	1,980	1,972	1,718	0.57
Cloudera, Inc.	(11)(12)	United States	S + 3.75%	0.00%	8.01%	10/8/2028	4,683	4,679	4,619	1.53
CMI Marketing, Inc	(8)	United States	S + 4.25%	0.50%	8.53%	3/23/2028	1,979	1,976	1,971	0.65
Dragon Buyer Inc.	(12)	United States	S + 2.75%	0.00%	6.75%	9/30/2031	1,985	1,976	1,990	0.66
Enverus Holdings, Inc.	(8)(11)	United States	S + 5.50%	0.75%	9.66%	12/24/2029	3,931	3,891	3,941	1.30
Enverus Holdings, Inc. (Delayed Draw)	(7)(8)(10)(11)	United States	S + 5.50%	0.75%	1.00%	12/24/2029	—	—	—	—
Enverus Holdings, Inc. (Revolver)	(7)(8)(9)(11)	United States	S + 5.50%	0.75%	9.64%	12/24/2029	12	9	8	—
Flash Charm, Inc.	(11)	United States	S + 3.50%	0.00%	7.80%	3/2/2028	1,980	1,969	1,742	0.57
Irving Parent, Corp.	(8)(11)	United States	S + 5.25%	1.00%	9.25%	3/11/2031	16,590	16,365	16,341	5.40
Irving Parent, Corp. (Revolver)	(7)(8)(9)	United States	S + 5.25%	1.00%	0.50%	3/11/2031	—	(32)	(36)	(0.01)
Modena Buyer LLC	(12)	United States	S + 4.50%	0.00%	8.81%	7/1/2031	2,990	2,941	2,957	0.98
Project Alpha Intermediate Holdings, Inc.	(12)	United States	S + 3.25%	0.50%	7.25%	10/26/2030	1,980	1,997	1,988	0.66
Rocket Software, Inc.	(12)	United States	S + 0.00%	0.00%	7.91%	11/28/2028	992	986	996	0.33
WatchGuard Technologies, Inc.	(12)	United States	S + 5.25%	0.75%	9.41%	7/2/2029	1,990	1,982	1,992	0.66
Zodiac Purchaser, L.L.C.	(12)	United States	S + 3.50%	0.00%	7.66%	2/14/2032	1,000	995	995	0.33
								44,687	44,195	14.61
Specialty Retail
BW Gas & Convenience Holdings, LLC	(12)	United States	S + 3.50%	0.50%	7.78%	3/31/2028	1,954	1,952	1,954	0.64
Penney Holdings LLC	(8)(11)	United States	S + 8.13%	2.50%	12.41%	9/19/2030	5,000	4,875	4,875	1.61
Sweetwater Borrower LLC	(12)	United States	S + 4.25%	0.75%	8.53%	8/7/2028	2,081	2,071	2,090	0.69
Xcel Brands, Inc.	(8)(11)(13)	United States	S + 8.51%	2.00%	12.67%	12/12/2028	1,167	1,129	1,167	0.39
								10,027	10,086	3.33

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Textiles, Apparel & Luxury Goods
Rachel Zoe, Inc.	(8)(11)	United States	S + 7.66%	3.00%	11.66%	8/4/2028	958	927	958	0.32
Rachel Zoe, Inc.	(8)(11)	United States	S + 7.66%	3.00%	11.66%	8/4/2028	140	139	140	0.05
Rachel Zoe, Inc.	(8)(11)	United States	S + 8.75%	3.00%	12.75%	8/4/2028	430	428	430	0.15
TR Apparel, LLC	(8)(11)	United States	S + 6.25%	2.00%	10.53%	6/21/2027	2,665	2,652	2,665	0.88
								4,146	4,193	1.40
Trading Companies & Distributors
DXP Enterprises, Inc.	(12)(13)	United States	S + 3.75%	0.00%	7.91%	10/11/2030	1,470	1,478	1,480	0.49
Johnstone Supply, LLC	(12)	United States	S + 2.50%	0.00%	6.64%	6/9/2031	1,990	2,003	1,989	0.66
Verde Purchaser, LLC	(12)	United States	S + 4.00%	0.00%	8.00%	11/30/2030	2,977	2,965	2,952	0.98
White Cap Supply Holdings, LLC	(12)	United States	S + 3.25%	0.00%	7.42%	10/19/2029	1,978	1,968	1,980	0.65
								8,414	8,401	2.78
Total First Lien Debt								$645,993	$644,014	212.88%

Second Lien Debt
Pharmaceuticals
Alvogen Pharma US, Inc.		United States	S + 10.50% (incl. 8.00% PIK)	0.00%	14.50%	3/1/2029	847	608	623	0.21
								608	623	0.21
Warrant
Specialty Retail
Xcel Brands, Inc.	(8)(13)	United States					8	31	2	—
								31	2	—
Total Investments - non-controlled/non-affiliated								$646,632	$644,639	213.09%

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
(4)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to SOFR (denoted as “S”) or Prime (denoted as “P”) which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2025. For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at September 30, 2025. Variable rate loans typically include an interest reference rate floor feature, which the Company has indicated if applicable.
(5)
Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares/shares owned.

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2025

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
(11)
These debt investments were pledged as collateral under the Company's MS Credit Facility as of September 30, 2025 (refer to Note 6, “Borrowings”).
(12)
These debt investments were pledged as collateral under the Company's JPM Credit Facility as of September 30, 2025 (refer to Note 6, "Borrowings").
(13)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, non-qualifying assets represented approximately 3.6% of the total assets of the Company.
(14)
Loan was on non-accrual status as of September 30, 2025.

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

During the three and nine months ended September 30, 2025, the Company had $17,160 and $48,065, respectively, of interest income.

During the three and nine months ended September 30, 2024, the Company had $12,639 and $22,658, respectively, of interest income.

PIK Income

The Company may have investments in its portfolio which contain a contractual paid-in-kind (“PIK”), interest provision. PIK interest is computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment, and is recorded as income. The Company will cease accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect amounts to be collectible and will generally only begin to recognize PIK income again when all principal and interest have been paid or upon the restructuring of the investment where the interest is deemed collectible. To maintain the Company’s status as a RIC, PIK interest income, which is considered investment company taxable income, may be required to be paid out to shareholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash. During the three and nine months ended September 30, 2025, the Company had $45 and $82, respectively, of PIK income, which is included in Interest Income on the Consolidated Statement of Operations. The Company did not have any PIK investments during the three and nine months ended September 30, 2024.

Dividend Income

Dividend income from cash equivalents is recorded on the record date. Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from a limited liability company or limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. During the three and nine months ended September 30, 2025, the Company had $381 and $840, respectively, of dividend income. During the three and nine months ended September 30, 2024, the Company had $523 and $3,594, respectively, of dividend income.

Other Income

The Company may also generate revenue in the form of structuring, arranger or due diligence fees, amendment or consent fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees. Such fees are recognized as income when earned or the services are rendered. During the three and nine months ended September 30, 2025, the Company had $845 and $1,265, respectively, of other income. During the three and nine months ended September 30, 2024, the Company had $420 and $1,058, respectively, of other income.

Non-Accrual

Loans are placed on non-accrual status when there is reasonable doubt whether principal or interest payments will be collected in full. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. Additionally, any original issue discount (“OID”) and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025, non-accrual investments as a percentage of total debt investments at cost and fair value were 0.05% and 0.06%, respectively. As of December 31, 2024, non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.08%, respectively.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company has adopted ASU 2023-09 effective for the fiscal year ending December 31, 2025 and concluded that the application did not have any material impact on its consolidated financial statements for the nine months ended September 30, 2025.

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

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On March 29, 2023, the Company’s Board unanimously approved an investment advisory agreement (the “Prior Advisory Agreement”) and a subadvisory agreement (the “Prior Subadvisory Agreement”), each of which became effective on March 30, 2023. The Prior Advisory Agreement was effective for an initial two-year term and remained in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company could terminate the Prior Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Prior Advisory Agreement automatically terminated in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

Under the terms of the Prior Advisory Agreement, the Company paid the Adviser a fee for its services consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee would ultimately be borne by the shareholders. The subadvisory fee payable to FEAC was paid by FEIM out of its investment advisory fee rather than paid separately by the Company. Base management fees and incentive fees began to accrue upon the Commencement of Operations.

On November 7, 2024 and March 11, 2025, the Company’s Board unanimously approved certain amendments to the Prior Advisory Agreement and the Prior Subadvisory Agreement in connection with the registration of the offering of the Company’s shares in certain U.S. states.

On March 11, 2025, the Company’s Board unanimously approved the renewal of the Prior Advisory Agreement and the Prior Subadvisory Agreement for one-year terms.

On August 15, 2025, funds managed by Genstar Capital acquired a majority investment in First Eagle Holdings, Inc., the parent company of FEIM and FEAC (the “Transaction”). The closing of the Transaction was deemed an “assignment” under the 1940 Act of the Prior Advisory Agreement and the Prior Subadvisory Agreement. Accordingly, a new investment advisory agreement between the Company and FEIM (the “Advisory Agreement”) and a new investment subadvisory agreement among the Company, FEIM and FEAC (the “Subadvisory Agreement,” and together with the Advisory Agreement, the “Advisory Agreements”) were approved by the Board on April 17, 2025. In addition, at a special meeting of shareholders of the Company held on June 27, 2025, the shareholders of the Company approved the Advisory Agreements.

The Advisory Agreement and the Subadvisory Agreement, which are substantially similar to the Prior Advisory Agreement and the Prior Subadvisory Agreement, respectively, became effective on August 15, 2025, as of the closing of the Transaction, and provide for the continuation of the Company’s investment program without interruption.

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

For the three and nine months ended September 30, 2025, the Company accrued $945 and $2,805, respectively, in base management fees. For the three and nine months ended September 30, 2025, the Advisers waived $472 and $2,332, respectively, in base management fees (see “Fee Waiver” below). For the three and nine months ended September 30, 2024, the Company accrued $948 and $2,672, respectively, in base management fees, which were fully waived (see “Fee Waiver” below). As of September 30, 2025 and December 31, 2024, $154 and $0, respectively, were payable to the Adviser relating to management fees.

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

For the three and nine months ended September 30, 2025, the Company accrued $1,076 and $2,907, respectively, in income-based incentive fees, which were fully waived (see “Fee Waiver” below). For the three and nine months ended September 30, 2024, the Company accrued $876 and $1,769, respectively, in income-based incentive fees, which were fully waived (see “Fee Waiver” below). As of September 30, 2025 and December 31, 2024, there were no amounts payable to the Adviser relating to income-based incentive fees.

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

For both the three and nine months ended September 30, 2025, the Company accrued no capital gains incentive fees. For the three and nine months ended September 30, 2024, the Company accrued ($43) and ($25), respectively, in capital gains incentive fees, which were fully waived (see “Fee Waiver” below). As of September 30, 2025 and December 31, 2024, there were no amounts payable to the Adviser relating to capital gain incentive fees.

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

For the three and nine months ended September 30, 2025, the Company incurred administrator expenses of $320 and $1,346, respectively. For the three and nine months ended September 30, 2024, the Company incurred administrator expenses of $442 and $1,277, respectively. As of September 30, 2025 and December 31, 2024, $459 and $469, respectively, of administrator expenses were due to the Administrator, which were included in accrued administrator expenses on the Consolidated Statement of Assets and Liabilities. Additionally, as of September 30, 2025 and December 31, 2024, $122 and $138, respectively, were due to the Administrator for direct expenses paid on the Company’s behalf, which were included in due to affiliates on the Consolidated Statement of Assets and Liabilities.

Intermediary Manager Agreement

On May 9, 2024, the Company entered into an intermediary manager agreement (the “Prior Intermediary Manager Agreement”) with FEF Distributors, LLC (the “Intermediary Manager”), an affiliate of the Adviser. The closing of the Transaction was deemed an “assignment” under the 1940 Act of the Prior Intermediary Manager Agreement. Accordingly, a new intermediary manager agreement between the Company and the Intermediary Manager (the “Intermediary Manager Agreement”) was approved by the Board on April 17, 2025. The Intermediary Manager Agreement, which is substantially similar to the Prior Intermediary Manager Agreement, became effective on August 15, 2025, as of the closing of the Transaction, and provides for the continuation of the Company’s distribution arrangements without interruption.

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

For both the three and nine months ended September 30, 2025, the Company accrued shareholder servicing and/or distribution fees of less than $1, which were attributable to Class D shares. There were no shareholder servicing and/or distribution fees accrued for the same time periods for Class S shares.

There were no shareholder servicing and/or distribution fees accrued for either Class D shares or Class S shares for the three and nine months ended September 30, 2024.

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

The following is a summary of Expense Payments and related Reimbursement Payments for the nine months ended September 30, 2025 and 2024:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
January 31, 2025	$434	$—	$434	January 31, 2028
February 28, 2025	359	—	359	February 28, 2028
March 31, 2025	559	—	559	March 31, 2028
April 30, 2025	468	—	468	April 30, 2028
May 31, 2025	490	—	490	May 31, 2028
June 30, 2025	544	—	544	June 30, 2028
July 31, 2025	461	—	461	July 31, 2028
August 31, 2025	377	—	377	August 31, 2028
September 30, 2025	337	—	337	September 30, 2028
Total	$4,029	$—	$4,029

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
June 30, 2024	$321	$—	$321	June 30, 2027
July 31, 2024	341	—	341	July 31, 2027
August 31, 2024	329	—	329	August 31, 2027
September 30, 2024	369	—	369	September 30, 2027
Total	$1,360	$—	$1,360

For the three and nine months ended September 30, 2025, the Company accrued Expense Payments due from the Adviser in the amount of $1,175 and $4,029, respectively. For the three and nine months ended September 30, 2025, there were no Reimbursement Payments made to the Adviser.

For the three and nine months ended September 30, 2024, the Company accrued Expense Payments due from the Adviser in the amount of $1,039 and $1,360, respectively. For the three and nine months ended September 30, 2024, there were no Reimbursement Payments made to the Adviser.

As of September 30, 2025 and December 31, 2024, $4,029 and $2,585, respectively, of Expense Payments were due from the Adviser, which were included in due from adviser on the Consolidated Statement of Assets and Liabilities.

Note 4. Investments

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$645,993	$644,014	99.90%	$653,670	$653,893	100.00%
Second Lien Debt	608	623	0.10%	—	—	—
Warrant	31	2	—	31	32	—
Total investments	$646,632	$644,639	100.00%	$653,701	$653,925	100.00%

The following is a summary of the industry classifications in which the Company invests as of September 30, 2025 and December 31, 2024:

September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$1,986	$2,007	0.31%	0.66%
Air Freight & Logistics	9,919	9,565	1.48	3.16
Automobile Components	12,451	12,443	1.93	4.11
Broadline Retail	12,437	12,433	1.93	4.11
Building Products	7,714	7,775	1.21	2.57
Capital Markets	5,957	6,030	0.93	1.99
Chemicals	17,563	17,668	2.74	5.84
Commercial Services & Supplies	69,448	69,830	10.83	23.08
Communications Equipment	1,989	1,896	0.29	0.63
Construction & Engineering	45,482	45,608	7.07	15.08
Consumer Staples Distribution & Retail	13,400	13,396	2.08	4.43
Containers & Packaging	2,345	2,356	0.37	0.78
Diversified Consumer Services	22,581	22,447	3.48	7.42
Diversified Telecommunication Services	2,976	2,993	0.46	0.99
Electric Utilities	7,511	7,485	1.16	2.47
Electrical Equipment	3,457	3,455	0.54	1.14
Electronic Equipment, Instruments & Components	1,964	1,977	0.31	0.65
Entertainment	1,200	1,202	0.19	0.40
Financial Services	38,273	38,010	5.90	12.56
Food Products	7,338	7,353	1.14	2.43
Ground Transportation	4,944	4,891	0.76	1.62
Health Care Equipment & Supplies	8,891	8,875	1.38	2.93
Health Care Providers & Services	85,938	85,038	13.19	28.11
Health Care Technology	30,664	31,125	4.83	10.29
Hotels, Restaurants & Leisure	1,740	1,724	0.27	0.57
Household Durables	5,428	5,422	0.84	1.79
Insurance	19,555	19,791	3.07	6.54
Interactive Media & Services	6,263	6,071	0.94	2.01
IT Services	21,271	21,434	3.32	7.09
Machinery	12,616	12,220	1.90	4.04
Media	7,265	7,233	1.12	2.39
Metals & Mining	1,996	1,990	0.31	0.66
Passenger Airlines	1,900	1,852	0.29	0.61
Pharmaceuticals	18,964	18,373	2.85	6.07
Professional Services	52,269	52,021	8.07	17.20
Real Estate Management & Development	13,632	13,773	2.14	4.55
Software	44,687	44,195	6.86	14.61
Specialty Retail	10,058	10,088	1.56	3.33
Textiles, Apparel & Luxury Goods	4,146	4,193	0.65	1.40
Trading Companies & Distributors	8,414	8,401	1.30	2.78
	$646,632	$644,639	100.00%	213.09%

December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$8,288	$8,329	1.27%	2.77%
Air Freight & Logistics	15,187	15,401	2.35	5.13
Automobile Components	13,153	13,112	2.00	4.37
Building Products	6,571	6,646	1.02	2.21
Chemicals	17,581	17,568	2.69	5.86
Commercial Services & Supplies	25,280	25,283	3.87	8.42
Communications Equipment	2,000	1,995	0.31	0.66
Construction & Engineering	3,847	3,791	0.58	1.26
Containers & Packaging	11,304	11,393	1.74	3.79
Diversified Consumer Services	22,514	22,643	3.46	7.54
Diversified Telecommunication Services	8,859	8,943	1.37	2.98
Electrical Equipment	11,337	11,360	1.74	3.78
Electronic Equipment, Instruments & Components	1,975	1,968	0.29	0.66
Entertainment	8,856	8,941	1.37	2.98
Financial Services	52,403	52,495	8.03	17.48
Food Products	8,376	8,492	1.30	2.83
Ground Transportation	12,014	12,084	1.85	4.02
Health Care Equipment & Supplies	9,946	9,943	1.52	3.31
Health Care Providers & Services	77,579	75,647	11.57	25.19
Health Care Technology	17,730	18,082	2.77	6.02
Hotels, Restaurants & Leisure	11,708	11,788	1.80	3.92
Household Durables	12,390	12,531	1.92	4.17
Insurance	29,423	29,560	4.52	9.84
IT Services	8,947	9,011	1.38	3.00
Machinery	37,197	37,096	5.67	12.35
Media	8,061	8,147	1.25	2.71
Metals & Mining	2,012	2,010	0.31	0.67
Oil, Gas & Consumable Fuels	1,000	1,003	0.14	0.33
Passenger Airlines	5,380	5,404	0.83	1.80
Personal Care Products	2,000	2,016	0.31	0.67
Pharmaceuticals	19,048	18,992	2.90	6.32
Professional Services	68,395	68,543	10.48	22.82
Real Estate Management & Development	13,579	13,555	2.07	4.51
Software	61,199	61,338	9.38	20.42
Specialty Retail	13,328	13,470	2.06	4.49
Textiles, Apparel & Luxury Goods	6,795	6,833	1.05	2.28
Trading Companies & Distributors	14,474	14,534	2.22	4.85
Wireless Telecommunication Services	3,965	3,978	0.61	1.32
	$653,701	$653,925	100.00%	217.73%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$634,882	$633,306	98.24%	209.34%
Europe	11,750	11,333	1.76	3.75
Total	$646,632	$644,639	100.00%	213.09%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$628,216	$628,349	96.09%	209.22%
Canada	5,749	5,810	0.89	1.93
Europe	19,736	19,766	3.02	6.58
Total	$653,701	$653,925	100.00%	217.73%

As of September 30, 2025, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.05% and 0.06%, respectively. As of December 31, 2024, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.08%, respectively.

As of September 30, 2025 and December 31, 2024, on a fair value basis, 100.00% of the Company’s performing debt investments bore interest at a floating rate.

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

As of September 30, 2025, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuations procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

Fair Value Disclosures

The following is a summary of the composition of the Company’s investment portfolio at fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$152,490	$491,524	$644,014
Second Lien Debt	—	623	—	623
Warrant	—	—	2	2
Total Investments	$—	$153,113	$491,526	$644,639
Percentage of Total	0.00%	23.75%	76.25%	100.00%

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$321,304	$332,589	$653,893
Warrant	—	—	32	32
Total Investments	$—	$321,304	$332,621	$653,925
Percentage of Total	0.00%	49.13%	50.87%	100.00%

The following table provides a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025
	First Lien Loan	Second Lien Loan	Warrant	Total Investments
Fair value, beginning of period	$425,101	$291	$5	$425,397
Purchase of investments (including PIK)	107,666	—	—	107,666
Proceeds from principal repayments and sales of investments	(31,460)	—	—	(31,460)
Amortization of premium/accretion of discount, net	596	—	—	596
Net realized gain (loss) on investments	9	—	—	9
Net change in unrealized appreciation (depreciation) on investments	654	—	(3)	651
Transfers out of Level 3	(17,961)	(291)	—	(18,252)
Transfers into Level 3	6,919	—	—	6,919
Fair value, end of period	$491,524	$—	$2	$491,526
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2025	$819	$—	$(4)	$815

	Nine Months Ended September 30, 2025
	First Lien Loan	Second Lien Loan	Warrant	Total Investments
Fair value, beginning of period	$332,589	$—	$32	$332,621
Purchase of investments (including PIK)	243,602	—	—	243,602
Proceeds from principal repayments and sales of investments	(66,737)	—	—	(66,737)
Amortization of premium/accretion of discount, net	1,443	—	—	1,443
Net realized gain (loss) on investments	(874)	—	—	(874)
Net change in unrealized appreciation (depreciation) on investments	1,499	—	(30)	1,469
Restructures	(3,499)	—	—	(3,499)
Transfers out of Level 3	(28,311)	—	—	(28,311)
Transfers into Level 3	11,812	—	—	11,812
Fair value, end of period	$491,524	$—	$2	$491,526
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2025	$(192)	$—	$(4)	$(196)

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

Investments were transferred out of Level 3 during the three and nine months ended September 30, 2025 and 2024 due to improvements in the quantity and quality of information, specifically the number of vendor quotes available to support the valuation of each investment, as assessed by the Valuation Designee. Investments were transferred into Level 3 during the three and nine months ended September 30, 2025 and 2024 due to a decrease in the quantity and quality of information, specifically the number of vendor quotes available to support the valuation of each investment, as assessed by the Valuation Designee.

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2025 and December 31, 2024. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
First lien debt (2)	$413,859	Discounted cash flows (income approach)	Comparative Yield	7.46%	16.68%	9.74%
	61,542	Recoverability	Collateral Value	$21.4mm	$11,651.6mm	$3,031.1mm
	475,401
Warrant	2	Option pricing model	Volatility	50.00%	80.00%	65.00%
			Time Horizon (years)	1.0 yrs	5.0 yrs	3.0 yrs
Total	$475,403
(1)
Weighted averages are calculated based on fair value of investments.
(2)
Excluded from the presentation is $16,123 in first lien senior secured debt for which the Valuation Designee did not develop the unobservable inputs for the determination of fair value (examples include insufficient liquidity and single source quotation).

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

Other Financial Assets and Liabilities

As of September 30, 2025, the carrying amounts of the Company’s other financial instruments, such as cash and cash equivalents, receivables and payables, approximate the fair value of such items due to the short maturity of such instruments and would be categorized as Level 1 within the fair value hierarchy. As of September 30, 2025, the carrying amounts of the Company’s outstanding Credit Facilities approximate fair value and would be categorized as Level 3 within the fair value hierarchy. The fair values of the Credit Facilities are estimated based upon market interest rates and entities with similar credit risk.

Note 6. Borrowings

In connection with the Company’s organization, the Board and the Company’s initial shareholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result of this approval, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025, the Company’s asset coverage ratio was 174.9%.

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

The Company’s ability to borrow under the MS Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 75% of the principal balance of its eligible portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 65%. Under the terms of the MS Credit Facility, the MS Credit Facility SPV is permitted to reinvest available cash and make new borrowings under the MS Credit Facility through September 22, 2026. The MS Credit Facility has a minimum utilization requirement (“MS Credit Facility Minimum Utilization”) of 35% of the facility amount (following a nine-month ramp-up period through September 21, 2024). The MS Credit Facility Minimum Utilization increased to 65% from September 22, 2024 and increased again to 75% from November 7, 2024 through the end of the revolving period. Distributions from the MS Credit Facility SPV to the Company are limited by the terms of the MS Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The MS Credit Facility SPV’s obligations under the MS Credit Facility are secured by a first priority security interest in substantially all of the assets of the MS Credit Facility SPV, including its portfolio of investments, and the Company’s equity interest in the MS Credit Facility SPV. As of September 30, 2025, the Company held 103 investments with a total fair market value of $476,132 in the MS Credit Facility SPV as collateral for the MS Credit Facility. As of September 30, 2025, the Company had $304,000 in borrowings outstanding under the MS Credit Facility. As of December 31, 2024, the Company held 120 investments with a total fair market value of $505,108 in the MS Credit Facility SPV as collateral for the MS Credit Facility. As of December 31, 2024, the Company had $325,600 in borrowings outstanding under the MS Credit Facility.

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

Components of Interest Expense

The components of the Company’s interest expense on the MS Credit Facility were as follows:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Borrowing interest expense	$5,574	$4,215	$16,658	$4,563
Borrowing administration fees	134	135	398	400
Facility unused fees	48	258	133	1,329
Amortization of financing costs	156	155	462	461
Total interest expense	$5,912	$4,763	$17,651	$6,753
Average Debt Outstanding	318,832	197,062	320,667	105,517	(1)
Average Stated Interest Rate	6.84%	8.38%	6.85%	8.37%	(1)
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

The Company’s ability to borrow under the JPM Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 70% of the net asset value of the portfolio assets held in the JPM Credit Facility SPV. Under the terms of the JPM Credit Facility, the JPM Credit Facility SPV is permitted to reinvest available cash and make new borrowing under the JPM Credit Facility through April 8, 2028. The JPM Credit Facility has a minimum utilization requirement (“JPM Credit Facility Minimum Utilization”) of 50% of the facility amount (following a three-month ramp-up period through July 9, 2025), increasing to 75% on October 10, 2025 through the end of the reinvestment period. Distributions from the JPM Credit Facility SPV to the Company are limited by the terms of the JPM Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The JPM Credit Facility SPV’s obligations under the JPM Credit Facility are secured by a first priority security interest in substantially all of the assets of the JPM Credit Facility SPV, including its portfolio of investments. As of September 30, 2025, the Company held 60 investments with a total fair market value of $128,073 in the JPM Credit Facility SPV as collateral for the JPM Credit Facility. As of September 30, 2025, the Company had $100,000 in borrowings outstanding under the JPM Credit Facility.

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

Components of Interest Expense

The components of the Company’s interest expense on the JPM Credit Facility were as follows:

	For the Three Months Ended September 30, 2025		For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025		For the Nine Months Ended September 30, 2024
Borrowing interest expense	$1,324		$—	$2,326		$—
Borrowing administration fees	—		—	—		—
Facility unused fees	14		—	42		—
Amortization of financing costs	50		—	97		—
Total interest expense	$1,388		$—	$2,465		$—
Average Debt Outstanding	88,907	(1)	—	82,477	(1)	—
Average Stated Interest Rate	5.83%	(1)	N/A	5.80%	(1)	N/A
(1)
Average taken from date of initial borrowing on April 9, 2025.

For the three and nine months ended September 30, 2025, the average total debt outstanding was $407,738 and $373,537, respectively. For the three and nine months ended September 30, 2024, the average total debt outstanding was $197,062 and $105,517, respectively.

For the three and nine months ended September 30, 2025, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, was 7.10% and 7.20%, respectively. For the three and nine months ended September 30, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, was 9.62% and 8.56%, respectively.

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

As of September 30, 2025 and December 31, 2024, the Company has the following unfunded commitments to portfolio companies:

September 30, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
360 Partners, LLC	Delayed Draw	7/31/2027	$5,090	$(57)
841 Prudential MOB LLC	Delayed Draw	10/8/2027	$719	$—
APS Acquisition Holdings, LLC	Delayed Draw	7/11/2026	$2,699	$(13)
Argano, LLC	Delayed Draw	10/3/2026	$1,572	$(8)
CI (MG) Group, LLC	Delayed Draw	3/27/2027	$3,999	$(20)
Elevate HD Parent, Inc.	Delayed Draw	2/18/2026	$352	$—
Enverus Holdings, Inc.	Delayed Draw	12/12/2026	$51	$—
Gen4 Dental Partners Opco, LLC	Delayed Draw	5/13/2026	$1,867	$(19)
Groundworks Operations, LLC	Delayed Draw	3/6/2026	$263	$—
HFW Holdings, LLC	Delayed Draw	5/1/2027	$5,213	$(59)
Housework Holdings	Delayed Draw	5/28/2026	$417	$(4)
McHale Landscape Design, Inc.	Delayed Draw	7/16/2027	$4,286	$(48)
Mission Critical Group, LLC	Delayed Draw	4/17/2027	$3,963	$(40)
Monarch Behavioral Therapy, LLC	Delayed Draw	6/6/2026	$266	$(1)
Prescott's Inc.	Delayed Draw	12/30/2026	$3,585	$(27)
PRGX Global, Inc	Delayed Draw	2/20/2027	$596	$(7)
RMBUS Holdco Inc.	Delayed Draw	1/8/2026	$2,070	$—
Schola Group Acquisition, Inc.	Delayed Draw	4/9/2027	$3,777	$(42)
SR Landscaping, LLC	Delayed Draw	2/20/2026	$932	$(19)
Strategy Corps, LLC	Delayed Draw	6/28/2026	$3,300	$(66)
Tri Scapes, LLC	Delayed Draw	7/12/2026	$427	$(4)
Tricor, LLC	Delayed Draw	8/8/2027	$7,780	$—
Waste Resource Management Inc.	Delayed Draw	5/19/2027	$4,867	$—
XPT Partners, LLC	Delayed Draw	12/10/2026	$950	$(14)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Revolver
360 Partners, LLC	Revolver	7/31/2031	$2,874	$(32)
Advantmed Buyer Inc	Revolver	2/14/2031	$2,189	$—
Air Buyer Inc.	Revolver	7/23/2030	$517	$(13)
Air Conditioning Specialist, Inc.	Revolver	11/19/2029	$621	$(3)
Apella Capital LLC	Revolver	3/1/2029	$175	$—
APS Acquisition Holdings, LLC	Revolver	7/11/2029	$1,741	$(9)
Argano, LLC	Revolver	9/13/2029	$348	$(2)
Case Works, LLC	Revolver	10/1/2029	$30	$(1)
CI (MG) Group, LLC	Revolver	3/27/2030	$543	$(3)
Eiko Global, LLC	Revolver	9/3/2030	$2,130	$(48)
Elevate HD Parent, Inc.	Revolver	8/20/2029	$200	$—
Endo1 Partners, LLC	Revolver	5/23/2030	$532	$(11)
Enthusiast Auto Holdings, LLC	Revolver	12/19/2026	$1,151	$(1)
Enverus Holdings, Inc.	Revolver	12/24/2029	$280	$(4)
First Steps Recovery Acquisition, LLC	Revolver	3/29/2030	$597	$(9)
Gen4 Dental Partners Opco, LLC	Revolver	5/13/2030	$467	$(5)
HFW Holdings, LLC	Revolver	5/1/2031	$944	$(11)
Housework Holdings	Revolver	12/15/2028	$86	$(1)
In Vitro Sciences, LLC	Revolver	2/28/2029	$568	$(51)
Irving Parent, Corp.	Revolver	3/11/2031	$2,382	$(36)
Mammoth Holdings, LLC	Revolver	11/15/2029	$432	$(15)
McHale Landscape Design, Inc.	Revolver	7/16/2031	$1,429	$(16)
Medrina, LLC	Revolver	10/20/2029	$1,107	$—
Mission Critical Group, LLC	Revolver	4/17/2030	$1,612	$(16)
Monarch Behavioral Therapy, LLC	Revolver	6/6/2030	$390	$(2)
Owl Vans, LLC	Revolver	12/31/2030	$840	$(11)
Prescott's Inc.	Revolver	12/30/2030	$896	$(7)
Quorum Health Resources	Revolver	5/28/2027	$1,556	$(4)
RL James, Inc.	Revolver	12/15/2028	$1,081	$(3)
RMBUS Holdco Inc.	Revolver	1/8/2029	$1,035	$—
Sagebrush Buyer, LLC	Revolver	7/1/2030	$1,263	$—
Schola Group Acquisition, Inc.	Revolver	4/9/2031	$1,141	$(13)
Strategy Corps, LLC	Revolver	6/28/2030	$1,444	$(29)
Streetmasters Intermediate, Inc	Revolver	4/1/2030	$1,428	$(18)
SuperHero Fire Protection, LLC	Revolver	12/31/2029	$1,486	$—
Syner-G Intermediate Holdings, LLC	Revolver	9/17/2030	$1,150	$(80)
The Mulch & Soil Company, LLC	Revolver	5/1/2028	$519	$—
The Mutual Group, LLC	Revolver	1/31/2030	$1,299	$—
Thornton Carpet, LLC	Revolver	5/15/2031	$2,764	$(31)
Tri Scapes, LLC	Revolver	7/12/2030	$1,185	$(12)
Tricor, LLC	Revolver	8/8/2031	$996	$—
Unified Patents, LLC	Revolver	12/23/2027	$1,271	$(13)
Violet Utility Buyer, LLC	Revolver	7/24/2031	$3,295	$(37)
Visante Acquisition, LLC	Revolver	1/31/2030	$976	$—
Waste Resource Management Inc.	Revolver	12/28/2029	$828	$—
XPT Partners, LLC	Revolver	9/13/2028	$136	$(2)
Zenith American Solutions, Inc.	Revolver	7/11/2029	$676	$(3)
Total Unfunded Commitments			$109,651	$(1,000)

December 31, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
841 Prudential MOB LLC	Delayed Draw	10/8/2027	$719	$(11)
Air Buyer Inc.	Delayed Draw	1/23/2026	$1,138	$(15)
Air Conditioning Specialist, Inc.	Delayed Draw	11/19/2026	$1,915	$(10)
AMCP Clean Acquisition Co LLC	Delayed Draw	6/15/2028	$1,840	$8
Apella Capital LLC	Delayed Draw	12/4/2026	$148	$(1)
APS Acquisition Holdings, LLC	Delayed Draw	7/11/2026	$3,483	$(52)
Argano, LLC	Delayed Draw	3/13/2026	$2,087	$(42)
Case Works, LLC	Delayed Draw	10/1/2029	$272	$(4)
Community Based Care Acquisition, Inc.	Delayed Draw	3/19/2026	$2,118	$—
Elevate HD Parent, Inc.	Delayed Draw	2/18/2025	$482	$—
Electrical Components International, Inc.	Delayed Draw	5/10/2026	$433	$(7)
Enverus Holdings, Inc.	Delayed Draw	12/12/2026	$192	$—
First Steps Recovery Acquisition, LLC	Delayed Draw	9/29/2025	$1,149	$(23)
Focus Financial Partners, LLC	Delayed Draw	9/10/2026	$194	$2
Gen4 Dental Partners Opco, LLC	Delayed Draw	5/13/2026	$2,333	$(70)
Groundworks Operations, LLC	Delayed Draw	3/6/2026	$393	$3
Housework Holdings	Delayed Draw	3/1/2025	$428	$—
Housework Holdings	Delayed Draw	5/28/2026	$417	$—
In Vitro Sciences, LLC	Delayed Draw	7/31/2024	$23	$(1)
Medrina, LLC	Delayed Draw	4/20/2025	$1,550	$—
Monarch Behavioral Therapy, LLC	Delayed Draw	6/6/2026	$1,076	$(8)
Prescott's Inc.	Delayed Draw	12/30/2026	$3,585	$(40)
RL James, Inc.	Delayed Draw	12/15/2025	$612	$(15)
RMBUS Holdco Inc.	Delayed Draw	1/8/2026	$2,070	$—
SR Landscaping, LLC	Delayed Draw	2/20/2026	$1,191	$(3)
Strategy Corps, LLC	Delayed Draw	6/28/2026	$3,300	$(33)
Tri Scapes, LLC	Delayed Draw	7/12/2026	$2,370	$(36)
US Fertility Enterprises, LLC	Delayed Draw	10/3/2026	$97	$1
Waste Resource Management Inc.	Delayed Draw	12/28/2029	$1,208	$—
Xcel Brands, Inc.	Delayed Draw	12/12/2028	$683	$(15)
XPT Partners, LLC	Delayed Draw	12/10/2026	$1,205	$(18)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Revolver
Air Buyer Inc.	Revolver	7/23/2030	$517	$(7)
Air Conditioning Specialist, Inc.	Revolver	11/19/2029	$847	$(4)
Apella Capital LLC	Revolver	3/1/2029	$50	$—
APS Acquisition Holdings, LLC	Revolver	7/11/2029	$1,741	$(26)
Argano, LLC	Revolver	9/13/2029	$348	$(7)
Case Works, LLC	Revolver	10/1/2029	$362	$(5)
Elevate HD Parent, Inc.	Revolver	8/20/2029	$200	$—
Enthusiast Auto Holdings, LLC	Revolver	12/19/2025	$1,151	$—
Enverus Holdings, Inc.	Revolver	12/24/2029	$284	$(8)
First Steps Recovery Acquisition, LLC	Revolver	3/29/2030	$597	$(12)
Gen4 Dental Partners Opco, LLC	Revolver	5/13/2030	$467	$(14)
Housework Holdings	Revolver	12/15/2028	$176	$—
In Vitro Sciences, LLC	Revolver	2/28/2029	$568	$(20)
Mammoth Holdings, LLC	Revolver	11/15/2029	$659	$(20)
Medrina, LLC	Revolver	10/20/2029	$1,107	$—
Mid-State Machine and Fabricating Corporation	Revolver	6/21/2029	$1,917	$(14)
Monarch Behavioral Therapy, LLC	Revolver	6/6/2030	$1,059	$(8)
Owl Vans, LLC	Revolver	12/31/2030	$1,200	$(16)
Prescott's Inc.	Revolver	12/30/2030	$896	$(10)
Project Cloud Holdings, LLC	Revolver	3/31/2029	$71	$(2)
RL James, Inc.	Revolver	12/15/2028	$973	$(24)
RMBUS Holdco Inc.	Revolver	1/8/2029	$1,035	$—
Sagebrush Buyer, LLC	Revolver	7/1/2030	$1,263	$(19)
SR Landscaping, LLC	Revolver	10/30/2029	$579	$(1)
Strategy Corps, LLC	Revolver	6/28/2030	$1,650	$(16)
Syner-G Intermediate Holdings, LLC	Revolver	9/17/2030	$1,150	$(13)
The Mutual Group, LLC	Revolver	1/31/2030	$1,299	$(19)
Tri Scapes, LLC	Revolver	7/12/2030	$1,185	$(18)
Unified Patents, LLC	Revolver	12/23/2027	$1,271	$(10)
Visante Acquisition, LLC	Revolver	1/31/2030	$976	$—
Waste Resource Management Inc.	Revolver	12/28/2029	$786	$—
XPT Partners, LLC	Revolver	9/13/2028	$271	$(4)
Zenith American Solutions, Inc.	Revolver	7/11/2029	$596	$(9)
Total Unfunded Commitments			$65,962	$(696)

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

The following table summarizes the issuance of shares from the Public Offering and the Private Offering during the nine months ended September 30, 2025 and 2024:

	Class I
Subscriptions Effective	Shares Issued	Net Proceeds
For the nine months ended September 30, 2025
January 1, 2025	37,241	$901
May 1, 2025	283	6
June 1, 2025	278	7
July 1, 2025	279	7
August 1, 2025	282	7
September 1, 2025	283	7
Total	38,646	$935

For the nine months ended September 30, 2024
March 1, 2024	2,058,460	$50,000
Total	2,058,460	$50,000

	Class D
Subscriptions Effective	Shares Issued	Net Proceeds
For the nine months ended September 30, 2025
May 1, 2025	4,205	$100
Total	4,205	$100

For the nine months ended September 30, 2024
None	—	$—
Total	—	$—

During the nine months ended September 30, 2025 and 2024, the Company also issued 346 Class I shares and 209 Class I shares, respectively, for an aggregate value of $9 and $6, respectively, under the DRP (as defined below).

Net Asset Value Per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I shares and Class D shares for the nine months ended September 30, 2025 and 2024:

	NAV Per Share
For the Month Ended	Class I	Class D
For the nine months ended September 30, 2025
January 31, 2025	$24.27	$—
February 28, 2025	24.37	—
March 31, 2025	23.97	—
April 30, 2025	23.78	—
May 31, 2025	24.08	24.08
June 30, 2025	24.03	24.03
July 31, 2025	24.10	24.10
August 31, 2025	24.13	24.13
September 30, 2025	24.30	24.30

For the nine months ended September 30, 2024
January 31, 2024	$24.39	$—
February 29, 2024	24.20	—
March 31, 2024	24.25	—
April 30, 2024	24.25	—
May 31, 2024	24.29	—
June 30, 2024	24.25	—
July 31, 2024	24.17	—
August 31, 2024	24.18	—
September 30, 2024	24.13	—

Distributions

The following table presents distributions that were declared and payable during the nine months ended September 30, 2025 and 2024:

Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the Nine Months Ended September 30, 2025
January 31, 2025	January 31, 2025	February 27, 2025	$0.205	$2,548
March 26, 2025	March 26, 2025	March 28, 2025	$0.205	$2,550
March 31, 2025	March 31, 2025	April 29, 2025	$0.205	$2,551
April 23, 2025	April 30, 2025	May 29, 2025	$0.205	$2,551
May 22, 2025	May 30, 2025	June 27, 2025	$0.205	$2,551
June 25, 2025	June 30, 2025	July 30, 2025	$0.205	$2,551
July 24, 2025	July 31, 2025	August 28, 2025	$0.210	$2,613
August 21, 2025	August 29, 2025	September 29, 2025	$0.210	$2,613
September 22, 2025	September 30, 2025	October 30, 2025	$0.210	$2,613
				$23,141
For the Nine Months Ended September 30, 2024
February 5, 2024	February 6, 2024	February 27, 2024	$0.120	$1,244
February 29, 2024	February 29, 2024	March 26, 2024	$0.120	$1,244
March 28, 2024	March 28, 2024	April 26, 2024	$0.120	$1,491
April 30, 2024	April 30, 2024	May 29, 2024	$0.120	$1,491
May 29, 2024	May 31, 2024	June 29, 2024	$0.155	$1,924
June 26, 2024	June 28, 2024	July 29, 2024	$0.180	$2,239
July 29, 2024	July 31, 2024	August 28, 2024	$0.210	$2,609
August 28, 2024	August 30, 2024	September 26, 2024	$0.210	$2,610
September 29, 2024	September 30, 2024	October 29, 2024	$0.210	$2,609
				$17,461

Class D
Date Declared	Record Date	Payment Date	Distribution Per Share (1)	Distribution Amount
For the Nine Months Ended September 30, 2025
May 22, 2025	May 30, 2025	June 27, 2025	$0.200	$1
June 25, 2025	June 30, 2025	July 30, 2025	$0.200	$1
July 24, 2025	July 31, 2025	August 28, 2025	$0.205	$1
August 21, 2025	August 29, 2025	September 29, 2025	$0.205	$1
September 22, 2025	September 30, 2025	October 30, 2025	$0.205	$1
				$5
(1)
Distribution per share is net of shareholder servicing and/or distribution fees.

Character of Distributions

The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, and capital gains proceeds from the sale of assets.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares during the nine months ended September 30, 2025 and 2024:

	September 30, 2025		September 30, 2024
	Class I	Class D	Class I
Ordinary income (including net short-term capital gains)	$22,601	$5	$17,461
Capital gains	540	—	—
Return of capital	—	—	—
Total taxable distributions	$23,141	$5	$17,461

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

The following table presents share repurchases completed under the share repurchase program during the nine months ended September 30, 2025. There were no share repurchases completed during the nine months ended September 30, 2024.

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
(3)
All repurchase requests were satisfied in full.

Note 9. Financial Highlights and Senior Securities

The following is a schedule of financial highlights for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30, 2025		For the Nine Months Ended September 30, 2024
	Class I	Class D (1)	Class I
Per Share Data:
Net assets, beginning of period	$24.21	$—	$24.28
Net investment income (loss) after excise tax (2)	2.18	1.21	1.46
Net realized gain (loss) (2)	(0.04)	0.01	0.03
Net change in unrealized appreciation (depreciation) (2)	(0.18)	0.32	(0.18)
Net increase (decrease) in net assets resulting from operations (2)	1.96	1.54	1.31
Distributions declared from net investment income	(1.83)	(1.02)	(1.45)
Distributions declared from capital gains	(0.04)	—	—
Issuance of shares	—	23.78	—
Other (3)	—	—	(0.01)
Total increase (decrease) in net assets	0.09	24.30	(0.15)
Net assets, end of period	$24.30	$24.30	$24.13
Shares outstanding, end of period	12,443,317	4,205	12,425,487
Total return based on NAV (4)	8.38%	6.56%	5.42%
Ratios:
Net expenses to average net assets (5)	10.25%	11.09%	4.37%
Net investment income to average net assets (5)	11.96%	11.60%	8.15%
Portfolio turnover rate (6)	39.01%	39.01%	18.77%
Supplemental Data:
Net assets, end of period	$302,415	$102	$299,830
Average debt outstanding	$373,537	$373,537	$105,517
Asset coverage ratio	174.9%	174.9%	228.4%

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
(5)
For the nine months ended September 30, 2025, the ratio of total operating expenses to average net assets was 14.38% and 15.05% for Class I shares and Class D shares, respectively, on an annualized basis, excluding the effect of expense support payments/(recoupments), and management fee and income based incentive fee waivers, by the Adviser, if any, which represented 4.13% and 3.96% for Class I shares and Class D shares, respectively, of average assets. For the nine months ended September 30, 2024, amounts are annualized except for organizational costs, excise tax, and management fee and income based incentive fee waivers, by the Adviser, if any. For the nine months ended September 30, 2024, the ratio of total operating expenses to average net assets was 7.26% on an annualized basis, excluding the effect of expense support payments/(recoupments), and management fee and income based incentive fee waivers, by the Adviser, if any, which represented 2.89% of average assets.
(6)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

The following is information about the Company’s senior securities as of September 30, 2025 and December 31, 2024:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
MS Credit Facility
September 30, 2025	$304,000	$1,749	N/A	N/A
June 30, 2025	$306,500	$1,757	N/A	N/A
December 31, 2024	$325,600	$1,922	N/A	N/A
December 31, 2023	$—	$—	—―	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
JPM Credit Facility
September 30, 2025	$100,000	$1,749	—―	N/A
June 30, 2025	$88,500	$1,757	—―	N/A

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

Note 11. Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of September 30, 2025, except as discussed below.

On October 24, 2025, the Company’s Board declared a distribution of $0.210 per Class I share and $0.205 per Class D share, which are payable on November 26, 2025 to shareholders of record as of October 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise specified, references to the “Company,”“we,” “us,” and “our” refer to First Eagle Private Credit Fund and its consolidated subsidiaries; “FEIM” and “Adviser” refer to First Eagle Investment Management, LLC, our investment adviser; and “FEAC,” “Subadviser,” and “Administrator” refer to First Eagle Alternative Credit, LLC, our investment sub-adviser (and, together with the Adviser, the “Advisers”) and administrator.

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

Portfolio and Investment Activity

For the nine months ended September 30, 2025, the Company made new investments in 28 new portfolio companies and exited 59 positions (primarily through sale of Syndicated Loans). As of September 30, 2025, the Company had an aggregate principal commitment amount of $765.0 million (including $109.7 million of unfunded commitments).

The following summarizes our investment activity (information presented is at cost unless otherwise indicated) (dollar amounts in thousands):

As of and For the Nine Months Ended September 30, 2025
Investments:
Total investments, beginning of period	$653,701
New investments purchased	250,894
Net accretion of discount on investments	1,731
Net realized gain (loss) on investments	(529)
Investments sold or repaid	(259,165)
Total investments, end of period	646,632
Amount of investments funded at principal:
First lien debt	$654,458
Second lien debt	847
Warrant	8
Total portfolio investments	$655,313

	September 30, 2025	December 31, 2024
Number of portfolio companies	130	161
Weighted average yield on debt and income producing investments, at cost (1)	9.74%	9.47%
Weighted average yield on debt and income producing investments, at fair value (1)	9.75%	9.45%
Average loan to value (LTV) (2)	42.12%	35.40%
Weighted average tenor (3)	4.21	4.01
Percentage of debt investments bearing a floating rate, at fair value	100.00%	100.00%
Percentage of debt investments bearing a fixed rate, at fair value	0.00%	0.00%
Percentage of assets on non-accrual, at amortized cost (4)	0.05%	0.06%
(1)
Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt investments, divided by (b) total debt investments (at fair value or cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above.
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
(3)
Weighted average tenor represents the number of years to maturity for each investment, weighted based on the fair value of each respective investment.
(4)
As a percentage of total amortized cost of investments. Assets on non-accrual represented 0.06% and 0.08% of total fair value of the investments as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025 and December 31, 2024, our portfolio companies had a weighted average annual adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of approximately $42.1 million and $39.4 million, respectively. Amounts are weighted based on fair value of each respective investment. These calculations include all private debt investments for which fair value is determined by the Valuation Designee and excludes quoted assets and ABL investments, as well as companies with negative or de minimis EBITDA. Amounts were derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

The following is a summary of the industry classifications in which we invested as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$1,986	$2,007	0.31%	0.66%
Air Freight & Logistics	9,919	9,565	1.48	3.16
Automobile Components	12,451	12,443	1.93	4.11
Broadline Retail	12,437	12,433	1.93	4.11
Building Products	7,714	7,775	1.21	2.57
Capital Markets	5,957	6,030	0.93	1.99
Chemicals	17,563	17,668	2.74	5.84
Commercial Services & Supplies	69,448	69,830	10.83	23.08
Communications Equipment	1,989	1,896	0.29	0.63
Construction & Engineering	45,482	45,608	7.07	15.08
Consumer Staples Distribution & Retail	13,400	13,396	2.08	4.43
Containers & Packaging	2,345	2,356	0.37	0.78
Diversified Consumer Services	22,581	22,447	3.48	7.42
Diversified Telecommunication Services	2,976	2,993	0.46	0.99
Electric Utilities	7,511	7,485	1.16	2.47
Electrical Equipment	3,457	3,455	0.54	1.14
Electronic Equipment, Instruments & Components	1,964	1,977	0.31	0.65
Entertainment	1,200	1,202	0.19	0.40
Financial Services	38,273	38,010	5.90	12.56
Food Products	7,338	7,353	1.14	2.43
Ground Transportation	4,944	4,891	0.76	1.62
Health Care Equipment & Supplies	8,891	8,875	1.38	2.93
Health Care Providers & Services	85,938	85,038	13.19	28.11
Health Care Technology	30,664	31,125	4.83	10.29
Hotels, Restaurants & Leisure	1,740	1,724	0.27	0.57
Household Durables	5,428	5,422	0.84	1.79
Insurance	19,555	19,791	3.07	6.54
Interactive Media & Services	6,263	6,071	0.94	2.01
IT Services	21,271	21,434	3.32	7.09
Machinery	12,616	12,220	1.90	4.04
Media	7,265	7,233	1.12	2.39
Metals & Mining	1,996	1,990	0.31	0.66
Passenger Airlines	1,900	1,852	0.29	0.61
Pharmaceuticals	18,964	18,373	2.85	6.07
Professional Services	52,269	52,021	8.07	17.20
Real Estate Management & Development	13,632	13,773	2.14	4.55
Software	44,687	44,195	6.86	14.61
Specialty Retail	10,058	10,088	1.56	3.33
Textiles, Apparel & Luxury Goods	4,146	4,193	0.65	1.40
Trading Companies & Distributors	8,414	8,401	1.30	2.78
	$646,632	$644,639	100.00%	213.09%

December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$8,288	$8,329	1.27%	2.77%
Air Freight & Logistics	15,187	15,401	2.35	5.13
Automobile Components	13,153	13,112	2.00	4.37
Building Products	6,571	6,646	1.02	2.21
Chemicals	17,581	17,568	2.69	5.86
Commercial Services & Supplies	25,280	25,283	3.87	8.42
Communications Equipment	2,000	1,995	0.31	0.66
Construction & Engineering	3,847	3,791	0.58	1.26
Containers & Packaging	11,304	11,393	1.74	3.79
Diversified Consumer Services	22,514	22,643	3.46	7.54
Diversified Telecommunication Services	8,859	8,943	1.37	2.98
Electrical Equipment	11,337	11,360	1.74	3.78
Electronic Equipment, Instruments & Components	1,975	1,968	0.29	0.66
Entertainment	8,856	8,941	1.37	2.98
Financial Services	52,403	52,495	8.03	17.48
Food Products	8,376	8,492	1.30	2.83
Ground Transportation	12,014	12,084	1.85	4.02
Health Care Equipment & Supplies	9,946	9,943	1.52	3.31
Health Care Providers & Services	77,579	75,647	11.57	25.19
Health Care Technology	17,730	18,082	2.77	6.02
Hotels, Restaurants & Leisure	11,708	11,788	1.80	3.92
Household Durables	12,390	12,531	1.92	4.17
Insurance	29,423	29,560	4.52	9.84
IT Services	8,947	9,011	1.38	3.00
Machinery	37,197	37,096	5.67	12.35
Media	8,061	8,147	1.25	2.71
Metals & Mining	2,012	2,010	0.31	0.67
Oil, Gas & Consumable Fuels	1,000	1,003	0.14	0.33
Passenger Airlines	5,380	5,404	0.83	1.80
Personal Care Products	2,000	2,016	0.31	0.67
Pharmaceuticals	19,048	18,992	2.90	6.32
Professional Services	68,395	68,543	10.48	22.82
Real Estate Management & Development	13,579	13,555	2.07	4.51
Software	61,199	61,338	9.38	20.42
Specialty Retail	13,328	13,470	2.06	4.49
Textiles, Apparel & Luxury Goods	6,795	6,833	1.05	2.28
Trading Companies & Distributors	14,474	14,534	2.22	4.85
Wireless Telecommunication Services	3,965	3,978	0.61	1.32
	$653,701	$653,925	100.00%	217.73%

The following is a summary of the asset type breakdown of our investment portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Direct Lending (1)	$306,160	$306,406	47.53%	101.28%
Club Loans (2)	187,450	187,012	29.01	61.82
Syndicated Loans (3)	153,022	151,221	23.46	49.99
Total	$646,632	$644,639	100.00%	213.09%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Direct Lending (1)	$172,747	$173,174	26.48%	57.66%
Club Loans (2)	130,382	130,482	19.96	43.44
Syndicated Loans (3)	350,572	350,269	53.56	116.63
Total	$653,701	$653,925	100.00%	217.73%

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

As of September 30, 2025 and December 31, 2024, ABL investments represented 9.6% and 3.4%, respectively, of the total fair market value of all of our investments.

Direct Lending

As of September 30, 2025 and December 31, 2024, the Direct Lending portfolio had the following characteristics:

	September 30, 2025	December 31, 2024
Weighted average spread (1)	5.61%	5.85%
Weighted average yield on debt and income producing investments, at cost (2)	10.11%	10.47%
Weighted average yield on debt and income producing investments, at fair value (2)	10.11%	10.47%
Average EBITDA (3)	$23.6	$24.4
Average LTV (4)	39.28%	34.34%
Average Leverage Ratio (5)	3.6x	3.4x
Percentage Sponsor-backed	100.00%	100.00%

(1) Weighted average spread above the applicable reference rate (i.e. SOFR, Base Rate, etc.) for the Direct Lending portfolio, weighted based on the fair value of each respective investment.

(2) Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing Direct Lending debt investments, divided by (b) total Direct Lending debt investments (at fair value or cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above.

(3) Average adjusted EBITDA for the Direct Lending portfolio, weighted based on fair value of each respective investment. This calculation includes all Direct Lending investments for which fair value is determined by the Valuation Designee and excludes quoted assets and ABL investments, as well as companies with negative or de minimis EBITDA. Amounts are derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

(4) Average LTV represents the net ratio of loan-to-value for each Direct Lending portfolio company, weighted based on the fair value of each respective investment. This calculation includes all Direct Lending investments for which fair value is determined by the Valuation Designee and excludes quoted assets and ABL investments. LTV is calculated as the current total net debt through each respective loan tranche divided by the estimated enterprise value of the portfolio company. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

(5) Average leverage ratio represents the leverage ratio for each Direct Lending portfolio company, weighted based on the fair value of each respective investment. This calculation includes all Direct Lending investments for which fair value is determined by the Valuation Designee and excludes quoted assets and ABL investments, as well as companies with negative or de minimis EBITDA. Company leverage is calculated as the current total debt as defined in the underlying applicable investment credit agreement through each respective loan tranche divided by the adjusted EBITDA as defined in the underlying applicable investment credit agreement of the portfolio company. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

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

FEAC monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Adviser, the Subadviser and the Board review these investment scores on a quarterly basis. Our average portfolio company investment score was 1.92 and 1.99 at September 30, 2025 and December 31, 2024, respectively. The following is a distribution of the investment scores of our portfolio companies at September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	As of September 30, 2025				As of December 31, 2024
Risk Rating	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio
1	$79,714	12.37%	$78,881	12.20%	$33,911	5.19%	$33,601	5.14%
2	537,911	83.44	539,374	83.41	594,479	90.91	592,448	90.63
3	24,546	3.81	25,772	3.99	22,215	3.40	24,519	3.75
4	2,468	0.38	2,605	0.40	3,320	0.50	3,133	0.48
5	—	—	—	—	—	—	—	—
	$644,639	100.00%	$646,632	100.00%	$653,925	100.00%	$653,701	100.00%

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.05% and 0.06%, respectively. As of December 31, 2024, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.08%, respectively.

Results of Operations

The following table represents our operating results (in thousands):

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Operating Results
Total investment income	$18,386	$13,582	$50,170	$27,310
Net expenses, including excise tax	8,681	5,568	23,065	9,895
Net unrealized appreciation (depreciation)	1,616	(2,003)	(2,218)	(2,175)
Net realized gain (loss)	(90)	381	(529)	377
Net increase (decrease) in net assets resulting from operations	$11,231	$6,392	$24,358	$15,617

Investment Income

The composition of our investment income was as follows (in thousands):

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Investment Income
Interest income	$17,160	$12,639	$48,065	$22,658
Dividend income	381	523	840	3,594
Other income	845	420	1,265	1,058
Total investment income	$18,386	$13,582	$50,170	$27,310

Total investment income increased to $18.4 million and $50.2 million, respectively, for the three and nine months ended September 30, 2025, an increase of $4.8 million or 35.37% and $22.9 million or 83.71%, respectively, compared to the same period in the prior year.

Interest income increased by $4.5 million and $25.4 million, respectively, for the three and nine months ended September 30, 2025, driven by our deployment of capital, offset by a decline in benchmark rates. The size of our investment portfolio at fair value was $644.6 million as of September 30, 2025, with a weighted average yield of 9.8%, compared to $507.8 million as of September 30, 2024, with a weighted average yield of 10.2%.

The increase in interest income was offset by a decrease in dividend income of $0.1 million and $2.8 million, respectively, for the three and nine months ended September 30, 2025, due to a decrease in cash equivalents resulting from continued deployment into investments.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Operating Expenses
Interest expense	$7,300	$4,763	$20,116	$6,753
Base management fees	945	948	2,805	2,672
Income based incentive fee	1,076	876	2,907	1,769
Capital gains incentive fee	—	(43)	—	(25)
Administrator expense	320	442	1,346	1,277
Other Expenses	895	860	2,435	2,067
Amortization of continuous offering costs	719	542	2,497	1,158
Distribution and shareholder servicing fees
Class D (1)	—	—	—	—
Total operating expenses	11,255	8,388	32,106	15,671
Management fees waiver	(472)	(948)	(2,332)	(2,672)
Incentive fee waiver	(1,076)	(833)	(2,907)	(1,744)
Expense support	(1,175)	(1,039)	(4,029)	(1,360)
Total expenses, net of fee waivers	$8,532	$5,568	$22,838	$9,895

(1) For the three and nine months ended September 30, 2025, the Class D distribution and shareholder servicing fees were less than $1. There were no distribution and shareholder servicing fees for the three and nine months ended September 30, 2024.

For the three and nine months ended September 30, 2025, total expenses, net of expense support and fee waivers, were $8.5 million and $22.8 million, respectively. For the three and nine months ended September 30, 2024, total expenses, net of expense support and fee waivers, were $5.6 million and $9.9 million, respectively.

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) increased to $7.3 million for the three months ended September 30, 2025, an increase of $2.5 million compared to the same period in the prior year. This was driven by an increase in our average debt principal outstanding. Our average borrowings outstanding increased to $407.7 million for the three months ended September 30, 2025 from $197.1 million for the same period in the prior year.

Total interest expense (including unused fees and amortization of deferred financing costs) increased to $20.1 million for the nine months ended September 30, 2025, an increase of $13.4 million compared to the same period in the prior year. This was driven by an increase in our average debt principal outstanding. Our average borrowings outstanding increased to $373.5 million for the nine months ended September 30, 2025 from $105.5 million for the same period in the prior year.

Base Management Fees

Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Base management fees were $0.9 million and $2.8 million, respectively, for the three and nine months ended September 30, 2025, a decrease of $3 thousand or 0.32% and an increase of $0.1 million or 4.98%, respectively, compared to the same period in the prior year.

The Adviser has waived all base management fees through June 30, 2025 and 50% of base management fees for the period from July 1, 2025 through December 31, 2025.

Income Based Incentive Fees

Income based incentive fees increased to $1.1 million and $2.9 million, respectively, for the three and nine months ended September 30, 2025, an increase of $0.2 million and $1.1 million, respectively, compared to the three and nine months ended September 30, 2024. The increase in income based incentive fees was driven by the increase in pre-incentive fee net investment income to $8.7 million and $23.3 million, respectively, for the three and nine months ended September 30, 2025 from $7.0 million and $16.1 million, respectively, for the three and nine months ended September 30, 2024. The increase in pre-incentive fee net investment income was driven primarily by increased capital deployment.

The Adviser has waived income based incentive fees through December 31, 2025.

Capital Gains Incentive Fees

For both the three and nine months ended September 30, 2025, the Company accrued capital gains incentive fees of zero, compared to ($43) and ($25), respectively, for the three and nine months ended September 30, 2024.

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

Total other expenses increased to $1.9 million and $6.3 million, respectively, for the three and nine months ended September 30, 2025, an increase of $0.1 million or 4.88% and $1.8 million or 39.45%, respectively, compared to the three and nine months ended September 30, 2024. The increase compared to the same period in the prior year was primarily driven by an increase in offering costs and administrator expense.

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

For the three and nine months ended September 30, 2025, we accrued $149 and $227, respectively, of U.S. federal excise tax. For the three and nine months ended September 30, 2024, we accrued $38 of U.S. federal excise tax.

Net Realized Gains and Losses Investments

For the three and nine months ended September 30, 2025, the Company had net realized gains (losses) on investments of ($0.1) million and ($0.5) million, respectively, from the full or partial sale or restructurings of our debt investments.

For both the three and nine months ended September 30, 2024, the Company had net realized gains on investments of $0.4 million from the full or partial sale or restructurings of our debt investments.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized, if any.

For the three and nine months ended September 30, 2025, the Company had net unrealized depreciation on investments of $1.6 million and ($2.2) million, respectively.

For the three and nine months ended September 30, 2024, the Company had net unrealized depreciation on investments of ($2.0) million and ($2.2) million, respectively.

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

As of September 30, 2025 and December 31, 2024, we had $50.6 million and $21.3 million, respectively, in cash and cash equivalents. Additionally, as of September 30, 2025, we had $46.0 million available for additional borrowings under the Credit Facilities, subject to borrowing base availability. As of December 31, 2024, we had $24.4 million available for additional borrowings under the MS Credit Facility, subject to borrowing base availability. See “Debt” below for additional information.

We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of September 30, 2025, our asset coverage ratio was 174.9%.

Cash Flows

For the nine months ended September 30, 2025 and 2024, our operating activities used cash of $24.2 million and $406.5 million, respectively, primarily in connection with the purchase of portfolio investments and payment of Company expenses.

For the nine months ended September 30, 2025 and 2024, our financing activities included proceeds of $1.0 million and $50.0 million, respectively, from the issuance of Common Shares, and $201.9 million and $238.6 million, respectively, from borrowings under our Credit Facilities. Additionally, our financing activities included the payment of $23.1 million and $14.8 million, respectively, for distribution payments, $123.5 million and $5.0 million, respectively, of repayments of our Credit Facilities, $1.9 million and $2.2 million, respectively, for offering costs and $1.0 million and $1.3 million, respectively, for financing costs.

Share Issuances

The following table summarizes the issuance of shares pursuant to subscription agreements during the nine months ended September 30, 2025 (dollar amounts in thousands):

	Class I
Subscriptions Effective	Shares Issued	Net Proceeds
For the nine months ended September 30, 2025
January 1, 2025	37,241	$901
May 1, 2025	283	6
June 1, 2025	278	7
July 1, 2025	279	7
August 1, 2025	282	7
September 1, 2025	283	7
Total	38,646	$935

For the nine months ended September 30, 2024
March 1, 2024	2,058,460	$50,000
Total	2,058,460	$50,000

	Class D
Subscriptions Effective	Shares Issued	Net Proceeds
For the nine months ended September 30, 2025
May 1, 2025	4,205	$100
Total	4,205	$100

For the nine months ended September 30, 2024
None	—	$—
Total	—	$—

During the nine months ended September 30, 2025, the Company also issued 346 shares for an aggregate value of $9 under the Company’s dividend reinvestment plan.

Distributions and Distribution Reinvestment

The following table presents distributions that were declared and payable during the nine months ended September 30, 2025 and 2024 (dollar amounts in thousands):

Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the Nine Months Ended September 30, 2025
January 31, 2025	January 31, 2025	February 27, 2025	$0.205	$2,548
March 26, 2025	March 26, 2025	March 28, 2025	$0.205	$2,550
March 31, 2025	March 31, 2025	April 29, 2025	$0.205	$2,551
April 23, 2025	April 30, 2025	May 29, 2025	$0.205	$2,551
May 22, 2025	May 30, 2025	June 27, 2025	$0.205	$2,551
June 25, 2025	June 30, 2025	July 30, 2025	$0.205	$2,551
July 24, 2025	July 31, 2025	August 28, 2025	$0.210	$2,613
August 21, 2025	August 29, 2025	September 29, 2025	$0.210	$2,613
September 22, 2025	September 30, 2025	October 30, 2025	$0.210	$2,613
				$23,141
For the Nine Months Ended September 30, 2024
February 5, 2024	February 6, 2024	February 27, 2024	$0.120	$1,244
February 29, 2024	February 29, 2024	March 26, 2024	$0.120	$1,244
March 28, 2024	March 28, 2024	April 26, 2024	$0.120	$1,491
April 30, 2024	April 30, 2024	May 29, 2024	$0.120	$1,491
May 29, 2024	May 31, 2024	June 29, 2024	$0.155	$1,924
June 26, 2024	June 28, 2024	July 29, 2024	$0.180	$2,239
July 29, 2024	July 31, 2024	August 28, 2024	$0.210	$2,609
August 28, 2024	August 30, 2024	September 26, 2024	$0.210	$2,610
September 29, 2024	September 30, 2024	October 29, 2024	$0.210	$2,609
				$17,461

Class D
Date Declared	Record Date	Payment Date	Distribution Per Share (1)	Distribution Amount
For the Nine Months Ended September 30, 2025
May 22, 2025	May 30, 2025	June 27, 2025	$0.200	$1
June 25, 2025	June 30, 2025	July 30, 2025	$0.200	$1
July 24, 2025	July 31, 2025	August 28, 2025	$0.205	$1
August 21, 2025	August 29, 2025	September 29, 2025	$0.205	$1
September 22, 2025	September 30, 2025	October 30, 2025	$0.205	$1
				$5
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

During the nine months ended September 30, 2025, 3,036 shares were repurchased. During the nine months ended September 30, 2024, zero shares were repurchased.

Borrowings

MS Credit Facility - On September 22, 2023, MS Credit Facility SPV, a wholly-owned financing subsidiary of the Company, as borrower, the Company, as transferor, and FEPC Fund Servicer, LLC, a wholly-owned subsidiary of the Company, as servicer, entered into the MS Credit Facility, as subsequently amended, which, as of September 30, 2025, allowed us to borrow up to $350.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2025 and December 31, 2024, we had outstanding debt under the MS Credit Facility of $304.0 million and $325.6 million, respectively. As of September 30, 2025 and December 31, 2024, subject to leverage and borrowing base restrictions, we had $46.0 million and $24.4 million, respectively, available for additional borrowings under the MS Credit Facility.

JPM Credit Facility - On April 9, 2025, JPM Credit Facility SPV, a wholly-owned financing subsidiary of the Company, as borrower, entered into the JPM Credit Facility, which, as of September 30, 2025, allowed us to borrow up to $100.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2025, we had outstanding debt under the JPM Credit Facility of $100.0 million. As of September 30, 2025, subject to leverage and borrowing base restrictions, we had zero available for additional borrowings under the JPM Credit Facility.

For additional information on our debt obligations, refer to Note 6—“Borrowings” in the Notes to the Consolidated Financial Statements.

Commitments and Contingencies and Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we had outstanding commitments to fund revolving lines of credit or delayed draw investments with an aggregate principal amount of $109.7 million and $66.0 million, respectively.

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

Recent Developments

On March 3, 2025, First Eagle Holdings, Inc. announced a definitive agreement under which funds managed by Genstar Capital would make a majority investment in First Eagle Holdings, Inc. (the “Transaction”). First Eagle Holdings, Inc. is the parent company to the Advisers, and Genstar Capital is a private equity firm focused on investments in targeted segments of the financial services, healthcare, industrials, and software industries. The Transaction, which involved the buyout of all interests in First Eagle Holdings, Inc. held by funds indirectly controlled by Blackstone Inc. and Corsair Capital LLC and certain related co-investors, closed on August 15, 2025.

As required under the 1940 Act, the closing of the Transaction was deemed an “assignment” of the prior investment advisory agreement between the Company and the Adviser, the prior subadvisory agreement between the Company, the Adviser and the Subadviser, and the prior intermediary manager agreement between the Company and FEF Distributors, LLC (“FEFD”), which resulted in automatic termination of the agreements. On April 17, 2025, the Board approved a new substantially identical investment advisory agreement with FEIM, a new substantially identical subadvisory agreement with FEAC (together, the “Advisory Agreements”), and a new substantially identical intermediary manager agreement with FEFD (the “Intermediary Manager Agreement”). On June 27, 2025, the Company’s shareholders approved the Advisory Agreements. The Advisory Agreements and the Intermediary Manager Agreement took effect upon closing of the Transaction. The Transaction did not result in any change in the portfolio management of the Company or in the Company’s investment objectives or policies.

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

On September 5, 2025, FEAC appointed Robert O’Brien as a new portfolio manager of the Company, joining Michelle Handy, Larry Klaff, Garrett Stephen and Bryan Murphy on the Company portfolio management team. Robert Hickey no longer serves as a portfolio manager of the Company.

On October 24, 2025, the Company’s Board declared a distribution of $0.210 per Class I share and $0.205 per Class D share, which are payable on November 26, 2025 to shareholders of record as of October 31, 2025.

On November 11, 2025, Seth Gelman resigned from his position as Interim Chief Compliance Officer of the Company, effective as of November 11, 2025. Mr. Gelman’s decision to resign from his position as Interim Chief Compliance Officer of the Company was not due to a disagreement on any matter related to the Company’s operations, policies or practices. Mr. Gelman will continue to serve as Chief Compliance Officer of FEIM.

On November 11, 2025, the Company’s Board appointed Robert Marks to the position of Chief Compliance Officer of the Company, effective as of November 11, 2025. Mr. Marks will serve as Chief Compliance Officer of the Company until his successor has been duly elected and qualified, or until the earlier of his death, resignation or removal.

On November 11, 2025, the Company’s Board appointed Laurence Paredes to the previously vacant position of General Counsel of the Company, effective as of November 11, 2025. Mr. Paredes will serve as General Counsel of the Company until his successor has been duly elected and qualified, or until the earlier of his death, resignation or removal.

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

Assuming that the consolidated Statement of Assets and Liabilities as of September 30, 2025 was to remain constant and that we took no actions to alter our existing interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollar amounts in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$18,482	$(11,868)	$6,614
Up 200 basis points	11,929	(7,918)	4,011
Up 100 basis points	5,376	(3,968)	1,408
Down 100 basis points	(7,707)	3,932	(3,775)
Down 200 basis points	(14,061)	7,882	(6,179)
Down 300 basis points	(20,099)	11,832	(8,267)

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

(b) Management's Report on Internal Control Over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2025. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2025, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of September 30, 2025 was effective.

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

On July 1, 2025, the Company sold 279 Class I shares of beneficial interest (with the final number of shares being determined on July 25, 2025) in the Private Offering to a feeder vehicle primarily created to hold the Company’s Common Shares for an aggregate offering price of $7 thousand. On August 1, 2025, the Company sold 282 Class I shares of beneficial interest (with the final number of shares being determined on August 22, 2025) in the Private Offering to a feeder vehicle primarily created to hold the Company’s Common Shares for an aggregate offering price of $7 thousand. On September 1, 2025, the Company sold 283 Class I shares of beneficial interest (with the final number of shares being determined on September 23, 2025) in the Private Offering to a feeder vehicle primarily created to hold the Company’s Common Shares for an aggregate offering price of $7 thousand.

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

There were no share repurchases during the quarter ended September 30, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(c) of Regulation S-K.

On November 11, 2025, Seth Gelman resigned from his position as Interim Chief Compliance Officer of the Company, effective as of November 11, 2025. Mr. Gelman’s decision to resign from his position as Interim Chief Compliance Officer of the Company was not due to a disagreement on any matter related to the Company’s operations, policies or practices. Mr. Gelman will continue to serve as Chief Compliance Officer of FEIM.

On November 11, 2025, the Company’s Board appointed Robert Marks to the position of Chief Compliance Officer of the Company, effective as of November 11, 2025. Mr. Marks will serve as Chief Compliance Officer of the Company until his successor has been duly elected and qualified, or until the earlier of his death, resignation or removal.

Mr. Marks, age 34, is chief compliance officer of FEAC. Prior to joining First Eagle in September 2025, he was senior compliance officer and manager for Golub Capital for three years. Before that, Mr. Marks was compliance director for BDT & Company, now called BDT & MSD Partners, for one year. He began his career at Northern Trust Asset Management. Mr. Marks earned a BA in philosophy, politics and economics from Carroll University and a MSc in financial regulation from the London School of Economics.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Agreement and Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2025).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on March 11, 2025).
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 18, 2025).
10.2	Subadvisory Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 18, 2025).
10.3	Intermediary Manager Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 18, 2025).
10.4

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

First Eagle Private Credit Fund

Date: November 12, 2025	By:	/s/ David O’Connor
David O’Connor
Chief Executive Officer

Date: November 12, 2025	By:	/s/ Jennifer M. Wilson
Jennifer M. Wilson
Chief Financial Officer and Treasurer