Form 10-K
period 2025-12-31
First Eagle Private Credit Fund
filed 2026-03-16
CIK 1890107

un ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of December 31, 2025, there was no established public market for the registrant’s common shares of beneficial interest (“Common Shares”)

As of March 16, 2026, the registrant had 12,458,544 common shares, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.
Item 1.	Business	6
Item 1A.	Risk Factors	29
Item 1B.	Unresolved Staff Comments	55
Item 1C.	Cybersecurity	55
Item 2.	Properties	56
Item 3.	Legal Proceedings	56
Item 4.	Mine Safety Disclosures	56
PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	57
Item 6.	Reserved	61
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	62
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	77
Item 8.	Consolidated Financial Statements and Supplementary Data:	78
	Report of Independent Registered Public Accounting Firm	79
	Consolidated Statement of Assets and Liabilities as of December 31, 2025 and December 31, 2024	80
	Consolidated Statements of Operations for the years ended December 31, 2025 and 2024, and for the period April 28, 2023 (initial capitalization) through December 31, 2023	81
	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2025 and 2024, and for the period April 28, 2023 (initial capitalization) through December 31, 2023	82
	Consolidated Statement of Cash Flows for the years ended December 31, 2025 and 2024, and for the period April 28, 2023 (initial capitalization) through December 31, 2023	83
	Consolidated Schedule of Investments as of December 31, 2025 and December 31, 2024	84
	Notes to Consolidated Financial Statements	104
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	137
Item 9A.	Controls and Procedures	137
Item 9B.	Other Information	137
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	137
PART III.
Item 10.	Directors, Executive Officers and Corporate Governance	138
Item 11.	Executive Compensation	138
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	138
Item 13.	Certain Relationships and Related Transactions, and Director Independence	138
Item 14.	Principal Accountant Fees and Services	138
PART IV.
Item 15.	Exhibits	139
Item 16.	Form 10-K Summary	140
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

Part I.

Item 1. Business

The Company

We are a non-diversified closed-end management investment company that was formed as a statutory trust in Delaware on October 20, 2021, commenced operations on July 10, 2023, and has elected to be regulated as a BDC under the Investment Company Act of 1940 (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are externally managed by First Eagle Investment Management, LLC (“FEIM” or the “Adviser”). The Adviser oversees the management of the Company’s activities and supervises the activities of the investment subadviser. First Eagle Alternative Credit, LLC (“FEAC” or the “Subadviser” and, together with the Adviser, the “Advisers”), an alternative credit adviser that is wholly-owned by FEIM, serves as the Company’s investment subadviser. As of September 5, 2025, Napier Park Global Capital LLC (“Napier Park”), which is also wholly-owned by FEIM, and FEAC investment activities are unified under Napier Park’s management. Our investment activities are managed by the Advisers and supervised by the Company’s board of trustees (the “Board”), a majority of whom are not “interested persons” (as defined in the 1940 Act) of the Company (the “Independent Trustees”).

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

Most of our investments are in U.S. private companies, but, subject to compliance with BDCs’ requirement to invest at least 70% of its assets in Eligible Portfolio Companies (as defined below), we also expect to invest to some extent in non-U.S. companies, but we do not expect to invest in emerging markets. No individual issuer or borrower in which we invest will represent more than 20% of our total assets. We also intend to co-invest with other FEIM, FEAC and Napier Park clients, subject to the conditions included in the Co-Investment Order (as defined below) that FEIM, FEAC and Napier Park have received from the SEC. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

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

1 Source: National Center for the Middle Market, Mid-Year 2025 Report.

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

FEAC believes direct lending offers credit exposure to U.S. corporate borrowers without some of the accompanying investment risks found in traditional fixed income investment options. FEAC believes direct lending loans provide insulation from interest rate risk because of their floating rate coupons. Generally, they are also less prone to market technical dynamics since they are not actively traded and have limited credit rating migration risk since they are either not rated or held in vehicles that are not highly sensitive to ratings changes. We believe tighter deal structures, lower leverage and robust lender protections have driven lower default rates and higher recovery rates over time. In fact, private credit has historically displayed attractive risk-adjusted returns, relative to fixed income.

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

Subadviser’s Capabilities

We believe FEAC is uniquely situated as a skilled, reliable capital provider well suited to the challenge of executing specific transactions while also serving as value-added financial partners for lower middle market borrowers and their financial sponsors in today’s volatile and uncertain environment. FEAC’s credit selection and risk management processes have been honed over decades of experience. FEAC’s experience across disparate credit environments in pursuit of strong returns has driven it to apply rigorous due diligence and careful structuring while also attempting to mitigate downside risk.

The Subadviser believes that they possess the following capabilities over many other capital providers to lower middle market companies:

Experienced Management Team. Each Investment Committee Member (as defined below) brings a distinct investment perspective and skill set by virtue of their complementary collective experiences as both debt and equity investors through multiple business and credit cycles. Each Investment Committee Member is experienced in the investing and operation of business development companies and interval funds.

Integrated Business Model/Relationship with Liquid Credit Team. FEAC’s underwriting team works alongside the investment professionals within the Liquid Credit team creating an open, collaborative and centralized credit culture. FEAC’s Direct Lending team regularly collaborates with the industry experts of the Liquid Credit team, which has created significant synergies and idea generation.

Proprietary Sourcing Capabilities. FEAC takes a proactive, hands-on and creative approach to investment sourcing. FEAC’s disciplined origination process includes proprietary tools and resources and employs a national platform with a regional focus. FEAC has a deep and diverse relationship network in the debt capital and private equity markets. These activities and relationships provide an important channel through which the Company generates potential investment opportunities consistent with its investment strategy. FEAC has activities and relationships with private equity sponsors, investment bankers, middle market senior lenders, commercial bankers (national, regional and local), lawyers, accountants and business brokers. FEAC actively utilizes these activities, relationships and networks to source and execute attractive investments, and maintain a database and set of reports where the details of all potential investment opportunities are tracked. Further, we believe the investment history and long-standing reputation of the direct lending investment professionals and Investment Committee Members provides us an early look at new investment opportunities.

Disciplined Investment Process. FEAC’s comprehensive underwriting methodology and monitoring processes have been implemented across the team. Additionally, the Investment Committee Members are supported by an experienced operational and administrative team.

Experience and Continuity with Respect to Liquid Credit. The Liquid Credit team is one of the oldest and most experienced bank loan managers in the leveraged loan space. The Liquid Credit senior investment team has, on average, over 30 years of experience managing bank loans. FEAC believes this continuity offers valuable perspective and investment insight.

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

Investment Selection

Selecting investments to pursue requires the Advisers to have an employable investment philosophy, know their key metrics, have a process to consistently measure those metrics, and implement a repeatable underwriting process that enables the applicable Investment Committee (as defined below) to make well-reasoned decisions.

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

The Subadviser typically includes the following as part of ongoing monitoring efforts: financials are spread within thirty (30) days or within ten (10) days depending on credit score; portfolio reviews are performed monthly, quarterly or semi-annually, depending on credit score; credit rating reviews are performed quarterly; valuations are performed quarterly; legal reviews are performed upon first major restructuring; and Investment Committee meetings are held at least twice a week.

Watch List. The Subadviser maintains a “watch list” comprised of each business under-performing its expectations. The Subadviser positions itself to be able to identify and manage any stress in a portfolio company. If a portfolio company under-performs, the Subadviser will generally increase its involvement in the business and work closely with the applicable Investment Committee to develop a strategy to help get performance on track. Direct lending watch list loans are actively monitored by our Chief Investment Officer - Direct Lending, the original investment team, representatives from the in-house legal group and other members of senior management, as necessary. As appropriate, third-party financial advisors, outside legal counsel and similar third-party advisors are also utilized. With respect to broadly syndicated loans, the Liquid Credit portfolio management team and its credit analysts actively monitor such investments. The Subadviser will normally request more information and will enhance information quality to have more current information with respect to any such developments. The Investment Committee process is designed to identify red flags of a potential opportunity early and to leverage the collective knowledge of its prior experiences.

The Investment Adviser and Subadviser

First Eagle Investment Management, LLC serves as the investment adviser for the Company. Subject to the supervision of the Board, FEIM is responsible for, among other things, managing certain components of the Company and providing oversight of the Company.

The Adviser is located at 1345 Avenue of the Americas, New York, NY 10105. The Adviser is a subsidiary of First Eagle Holdings, Inc. (together with its affiliates, “First Eagle”). Funds managed by Genstar Capital acquired a majority investment in First Eagle Holdings Inc. on August 15, 2025.

The Adviser is dedicated to providing prudent stewardship of client assets. First Eagle focuses on active and fundamental investing, with a strong emphasis on downside protection and without adhering to a specific benchmark. Over a long history dating back to 1864, the Adviser has sought to help its clients avoid permanent impairment of capital and earn attractive returns through varied economic cycles. The Adviser’s clients include the First Eagle Funds, the First Eagle Variable Funds, the First Eagle Credit Opportunities Fund, other pooled vehicles, corporations, foundations, major retirement plans and high net worth individuals. As of December 31, 2025, the Adviser had approximately $181 billion under management.2 The financial statements and other information about the First Eagle Funds, the First Eagle Variable Funds and the First Eagle Credit Opportunities Fund can be found at www.sec.gov.

FEAC, an alternative credit adviser that is a wholly-owned subsidiary of FEIM, serves as the Company’s investment subadviser and is responsible for our investment activities. As of September 5, 2025, Napier Park, which is also a wholly-owned subsidiary of FEIM, and FEAC investment activities are unified under Napier Park’s management. As of December 31, 2025, Napier Park, including FEAC, had approximately $40.9 billion in assets under management, with $5.6 billion continuing Direct Lending assets under management.3 FEAC is an investment adviser for both Direct Lending and broadly syndicated investments, through public and private vehicles, CLOs, separately managed accounts and co-mingled funds. FEAC was formed in 2009 under the name THL Credit. In January 2020, FEAC was acquired by the Adviser. Through First Eagle and its affiliates, FEAC has scale in Direct Lending, augmenting its competitiveness for originations as well as providing an enhanced relationship network and sponsor relationships.

2 The total AUM represents the combined AUM of (i) FEIM, (ii) its subsidiary investment adviser, First Eagle Separate Account Management, LLC and (iii) Napier Park, Regatta Loan Management (“RLM”, an advisory affiliate of Napier Park), Napier Park CMV (“CMV”, an advisory affiliate of Napier Park), and FEAC as of December 31, 2025. The total AUM includes $3.7 billion in committed/non-fee paying capital from Napier Park, inclusive of assets managed by RLM and CMV, and $1.0 billion in committed/non-fee paying capital from FEAC. For CLO warehouses, AUM represents maximum commitment (loan par value).

3 These amounts consist of invested capital, outstanding committed capital and any proceeds thereof.

Investment Committees

The Direct Lending and Liquid Credit strategies each have their own investment committee (each an “Investment Committee”). The purpose of each Investment Committee is to evaluate and approve, as deemed appropriate, all investments by the Subadviser. The committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of every investment. The committees also serve to provide investment consistency and adherence to FEAC’s investment philosophies and policies. Each Investment Committee is comprised of senior investment professionals, and the composition of the committees may be changed from time to time in the Subadviser’s discretion.

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

Each direct lending transaction is presented to the Direct Lending Investment Committee in a formal written report. Each potential sale or exit of an existing direct lending investment is also presented to the Direct Lending Investment Committee. To approve a new direct lending investment, or to exit or sell an existing direct lending investment, the consent of a majority of the members of the committee is required.

For broadly syndicated loan and bond investments made by the Company alongside funds within the Liquid Credit strategy, the Portfolio Managers of the Company may conduct a joint investment committee with the Liquid Credit Investment Committee that follows the investment committee process for the Liquid Credit business in lieu of the Investment Committee process described above.

None of the members of any Investment Committee are employed by us or receive any direct compensation from us. These individuals receive compensation from FEAC and/or Napier Park that includes an annual base salary and an annual discretionary bonus.

Advisory Agreement

On August 15, 2025, funds managed by Genstar Capital acquired a majority investment in First Eagle Holdings, Inc., the parent company of FEIM, FEAC and Napier Park (the “Transaction”). The closing of the Transaction was deemed an “assignment” under the 1940 Act of the amended and restated investment advisory agreement dated March 11, 2025 (as amended and restated, the “Prior Advisory Agreement”, and together with the Prior Subadvisory Agreement (as defined below), the “Prior Advisory Agreements”). Accordingly, a new investment advisory agreement between the Company and FEIM (the “Advisory Agreement,” and together with the Subadvisory Agreement (as defined below), the “Advisory Agreements”) was approved by the Board on April 17, 2025. In addition, at a special meeting of shareholders of the Company held on June 27, 2025, the shareholders of the Company approved the Advisory Agreement.

The Advisory Agreement, which is substantially similar to the Prior Advisory Agreement, became effective on August 15, 2025, as of the closing of the Transaction, and provides for the continuation of the Company’s investment program without interruption.

The Adviser provides management services to us pursuant to the Advisory Agreement. Under the terms of the Advisory Agreement, the Adviser is responsible for the following:

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

Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Advisory Agreement, “net assets” means our total assets less liabilities determined on a consolidated basis in accordance with GAAP. Substantial additional fees and expenses may be allocated by the Administrator to the Company under the administration agreement (the “Administration Agreement”), including its allocable portion of the cost of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs, which may include personnel at FEIM, FEAC or Napier Park, technology, as well as any costs and expenses incurred by the Administrator relating to any administrative or operating services provided by the Administrator to the Company.

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

These calculations are pro-rated for any period of less than three (3) months and adjusted for any share issuances or repurchases during the relevant quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income Returns. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income Returns in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses. In addition, Pre-Incentive Fee Net Investment Return is expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter, so to the extent there are share issuances or repurchases during the quarter, it may affect the rate of return.

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

Subadvisory Agreement

The closing of the Transaction was deemed an “assignment” under the 1940 Act of the amended and restated subadvisory agreement dated March 11, 2025 (as amended and restated, the “Prior Subadvisory Agreement”). Accordingly, a new investment subadvisory agreement among the Company, FEIM and FEAC (the “Subadvisory Agreement”) was approved by the Board on April 17, 2025. In addition, at a special meeting of shareholders of the Company held on June 27, 2025, the shareholders of the Company approved the Subadvisory Agreement. The Subadvisory Agreement, which is substantially similar to the Prior Subadvisory Agreement, became effective on August 15, 2025, as of the closing of the Transaction, and provides for the continuation of the Company’s investment program without interruption.

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

Fee Waiver

Through June 30, 2025, the Advisers agreed to waive all management fees, incentive fees and subadvisory fees (the “Initial Advisory Fee Waiver”) payable to them under the Advisory Agreement and Subadvisory Agreement (collectively, the “Advisory Agreements”).

For the period from July 1, 2025 through December 31, 2025, the Advisers agreed to waive 50% of the base management fee and 100% of the incentive fee payable to them under the Advisory Agreements (together with the Initial Advisory Fee Waiver, the “Advisory Fee Waivers”). The Advisory Fee Waivers are not revocable during their terms and amounts waived pursuant to the Advisory Fee Waivers will not be subject to any right of future recoupment in favor of the Advisers.

Administration Agreement

The Company has also entered into an Administration Agreement with the Administrator. Under the Administration Agreement, the Administrator performs, or oversees the performance of administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the SEC. In addition, the Administrator assists in determining and publishing the Company’s NAV, oversees the preparation and filing of the Company’s tax returns, oversees the printing and dissemination of reports to the Company’s shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Administrator for its allocable portion of the costs and expenses incurred by the Administrator in performance by the Administrator of its duties under the Administration Agreement, including technology costs and the Company’s allocable portion of cost of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs, which may include personnel at FEIM, FEAC or Napier Park, as well as any costs and expenses incurred by the Administrator relating to any administrative or operating services provided by the Administrator to the Company. The Company’s Board reviews the allocation methodologies with respect to such expenses. Under the Administration Agreement, non-investment professionals of the Administrator may provide, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that the Company’s Administrator outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Administrator. Administrative costs and expenses under the Administration Agreement began to accrue upon the commencement of the Company’s operations on July 10, 2023.

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

Expense Support and Conditional Reimbursement Agreement

The Company has entered into an Expense Support Agreement with the Adviser, with an initial one-year term starting from the effective date of the Company’s registration statement and automatic renewals for successive one-year terms, unless terminated by either the Company or the Adviser. Pursuant to the Expense Support Agreement, the Adviser is obligated to advance all of the Company’s “Other Operating Expenses” to the effect that such expenses do not exceed 1.00% (on an annualized basis) of the Company’s NAV. Any Required Expense Payment must be paid to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates. “Other Operating Expenses” means the Company’s organization and offering expenses, professional fees (including accounting, legal and auditing fees), custodian and transfer agent fees, third party valuation service fees, insurance costs, trustee fees, administration fees and other general and administrative expenses. For the avoidance of doubt, “Other Operating Expenses” excludes: (i) base management fees, (ii) incentive fees, (iii) shareholder servicing and/or distribution fees, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/interest payments (including any dividend payments, interest expense, commitment fees, or other expenses related to any leverage incurred by the Company), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Adviser).

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

Distribution and Service Plan

On January 10, 2025, the Board approved a distribution and service plan (the “Distribution and Service Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Intermediary Manager with respect to Class I shares, Class S shares and Class D shares on an annualized basis as a percentage of the Company’s NAV for such class.

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

Co-Investment Exemptive Relief

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. On July 13, 2021, the SEC granted the Advisers an exemptive order that allowed us to co-invest in portfolio companies with certain other funds managed by the Advisers or their affiliates (“Affiliated Funds”) and proprietary accounts of the Advisers or their wholly-owned subsidiaries (“Proprietary Accounts”) in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “ Prior Co-Investment Order”). On June 3, 2025, the Company, the Adviser and certain of their affiliates were granted a new order for exemptive relief, which superseded the Prior Co-Investment Order, by the SEC for the Company to co-invest with Affiliated Funds and/or Proprietary Accounts, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors (the “Co-Investment Order”). Pursuant to the Co-Investment Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Co-Investment Order. The Co-Investment Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Co-Investment Order unless the disposition is done on a pro rata basis. Pursuant to the Co-Investment Order, the Board oversees the Company’s participation in the co-investment program. As required by the Co-Investment Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Co-Investment Order, and the Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board. See “Item 1. Business - Regulation as a Business Development Company.”

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

Securities Act of 1933. The Company offered and sold its Common Shares in a continuous private placement to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act. The Company expects to continue to conduct a private offering to sell Common Shares outside of the United States to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). As a purchaser of the Common Shares in a private placement not registered under the Securities Act, each investor will be required to make customary private placement representations, including that it is acquiring such Common Shares for investment and not with a view to resale or distribution. Further, each investor must be prepared to bear the economic risk of the investment for an indefinite period, since the Common Shares cannot be sold unless they are subsequently registered under the Securities Act or an exemption from such registration is available. The Company has registered a public offering with the SEC to sell up to $5.0 billion of common shares of beneficial interest, par value $0.001, on a continuous basis, which commenced on March 11, 2025.

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

Exemptive Relief. The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. On July 13, 2021, the SEC granted the Advisers an exemptive order that allowed us to co-invest in portfolio companies with Affiliated Funds and Proprietary Accounts in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions of the Prior Co-Investment Order. On June 3, 2025, the Company, the Adviser and certain of their affiliates were granted a new order for exemptive relief, which superseded the Prior Co-Investment Order, by the SEC for the Company to co-invest with Affiliated Funds and/or Proprietary Accounts, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Co-Investment Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Co-Investment Order. The Co-Investment Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Co-Investment Order unless the disposition is done on a pro rata basis. Pursuant to the Co-Investment Order, the Board oversees the Company’s participation in the co-investment program. As required by the Co-Investment Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Co-Investment Order, and the Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.

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

We have entered into two credit facilities and may establish additional credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over SOFR or another reference rate. We cannot assure shareholders that we will be able to enter into a future credit facility on favorable terms or at all. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or other financing arrangement. In connection with the two credit facilities, a future credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.

Fund of Funds. The Company may invest in affiliated or unaffiliated investment companies in reliance on Rule 12d1-4 of the 1940 Act, subject to certain control conditions and other requirements. The control conditions in Rule 12d1-4 do not apply to the Company’s investments in other funds that are part of the same “group of investment companies,” which for these purposes include First Eagle Global Fund, First Eagle Overseas Fund, First Eagle U.S. Value Fund, First Eagle Gold Fund, First Eagle Global Income Builder Fund, First Eagle High Yield Municipal Fund, First Eagle Short Duration High Yield Municipal Fund, First Eagle Rising Dividend Fund, First Eagle Small Cap Opportunity Fund, First Eagle U.S. Smid Cap Opportunity Fund, First Eagle Global Real Assets Fund, First Eagle Overseas Variable Fund, First Eagle Credit Opportunities Fund and First Eagle Global Opportunities Fund (the “Group Funds”). The Group Funds are managed by the Adviser.

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
•
pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting starting with our annual report on Form 10-K for the fiscal year ended December 31, 2023 and, when we cease to be an emerging growth company (if we are also an accelerated filer or large accelerated filer), must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and
•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.

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

(iii) Proxy voting records. You may obtain information about how we voted proxies by making a written request for proxy voting information to: c/o Deputy General Counsel and Secretary of the Company, 1345 Avenue of the Americas, New York, NY 10105.

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

During periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. In addition, during periods of declining interest rates, the market price of fixed rate income securities generally rises. The magnitude of these fluctuations in the market price of fixed income securities is generally greater for securities with longer maturities. Given current market conditions and recent actions by the U.S. Federal Reserve, risks associated with declining interest rates are heightened.

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

• An election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser's future base management fees and, because interest payments will then be payable on a larger principal amount, the PIK election also increases the Adviser's future incentive fees on income at a compounding rate. Similarly, all things being equal, the deferral associated with PIK interest also increases the loan-to-value ratio at a compounding rate. The Advisers may have an incentive to invest in PIK interest securities or elect to defer PIK interest payments in circumstances where they would not have done so but for the opportunity to continue to earn the incentive fee on income even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because the Adviser is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued. In addition, the incentive fee on income generally does not include any realized capital gains or losses or unrealized capital gains or losses.

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

Investments in the credit of private companies is highly speculative and involves a high degree of risk of credit loss, and therefore the Company’s Common Shares may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during an economic recession. Most of the credit instruments in which the Company invests, including its investments in syndicated bank loans, middle market “club” loans, high-yield bonds, lower middle market direct lending loans and other debt instruments will be rated below investment grade by rating agencies or, if unrated, will be of comparable quality. Below investment grade investments are often referred to as “high-yield” or “junk” securities. Below investment grade debt instruments are rated “Ba1” or lower by Moody’s Investors Service, Inc., “BB+” or lower by S&P Global Ratings and/or “BB+” or lower by Fitch Ratings or, if unrated, are judged to be of comparable credit quality. The direct lending loans in which we invest typically are not rated by any rating agency, but if such investments were rated, they would likely be below investment grade. For these securities, the risks associated with below investment grade instruments are more pronounced. We may invest without limit in debt of any rating, as well as debt that has not been rated by any nationally recognized statistical rating organization. Accordingly, we will be exposed to a greater amount of credit risk than a fund that invests solely in investment grade debt securities and other types of credit instruments.

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

Global macroeconomic conditions, economic recessions or downturns or restrictions on trade could impair our portfolio companies and adversely affect our operating results.

Both the global and U.S. economies are subject to periodic downturns that, from time to time, result in recessions or more serious adverse macroeconomic events such as supply chain challenges, labor shortages, tariffs and trade wars, heightened interest rates and inflation, foreign currency exchange volatility, and volatility in global capital markets. The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.

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

We depend on the members of senior management of FEAC and Napier Park, particularly the members of the Investment Committees (the “Investment Committee Members”). The Investment Committee Members and other investment professionals make up our investment team and are responsible for the identification, final selection, structuring, closing and monitoring of our investments. These Investment Committee Members have critical industry experience and relationships that we will rely on to implement our business plan. Our future success depends on the continued service of FEAC’s and Napier Park’s senior management team. An Investment Committee Member could depart at any time for any reason, which we have no control over. The departure of any of the members of FEAC’s or Napier Park’s senior management or a significant number of the Investment Committee Members could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. FEAC and/or Napier Park may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process and may not be able to find investment professionals in a timely manner or at all. Further, we and our Advisers do not intend to separately maintain key person life insurance on any of these individuals. In addition, we can offer no assurance that FEAC will remain our investment subadviser or our administrator.

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

The Advisers’ affiliation with Genstar Capital requires the Advisers to manage conflicts of interest associated with dealings the Company may have with entities owned and/or controlled by Genstar Capital, including, but not limited to, investment advisers, broker-dealers and sponsors of investment funds and limited partnerships, registered commodity trading advisors and/or registered commodity pool operator entities, banking or thrift institutions, insurance companies or agencies. For example, should the Advisers wish to cause the Company to execute portfolio transactions through broker-dealers affiliated with Genstar Capital, the commercial reasonableness of the brokerage compensation associated with those trades would have to be assessed. Moreover, if our assets were deemed “plan assets” within the meaning of ERISA subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code, we would be required to avoid certain transactions with issuers owned in significant part by Genstar Capital because of prohibitions under ERISA and Section 4975 of the Code. Other dealings may be more completely restricted. For example, the Company may not be able to buy or sell property directly to or from Napier Park, Genstar Capital or their associated accounts. There also may be limits on participation in underwritings or other securities offerings by Napier Park, Genstar Capital or their associated funds, accounts or portfolio companies. FEAC may also compete with its affiliates, including Napier Park or Genstar Capital, for potential investments. The breadth of these affiliations at times may require the Company to abstain from or restructure an otherwise attractive investment opportunity. In addition, from time to time, clients of Napier Park are investors in clients of FEAC and will pay customary fees or expenses as investors therein. While not currently expected, in the future FEAC may determine to enter into, or modify, its fee arrangements with Napier Park clients.

Investments in portfolio companies associated with Genstar Capital may be restricted by the 1940 Act. To the extent such investments are permitted and the Company invests in such a portfolio company (a portfolio company generally referring to a company owned by private equity funds managed by Genstar Capital), conflicts of interest may arise from the presence of Genstar Capital representatives on the company board or the payment of compensation by the company to Genstar Capital or an affiliate. Moreover, the Advisers could have an incentive to allocate the Company’s assets to such a portfolio company since affiliates of the Advisers have a direct or indirect financial interest in its success. There also may be instances where Genstar Capital could be involved in bankruptcy proceedings of current investments or of issuers in which the Company would otherwise invest, with potentially divergent interests as between the Company and Genstar Capital. The Company may be forced to sell or hold existing investments (possibly at disadvantageous times or under disadvantageous conditions) as a result of various relationships that Genstar Capital may have or transactions or investments Genstar Capital and their affiliates may make or have made. The inability to transact in any security, derivative or loan held by the Company could result in significant losses or lost opportunity costs to the Company.

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

Because we intend to be treated as a BDC under the 1940 Act, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our Independent Trustees and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our Independent Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Independent Trustees and, in some cases, of the SEC. The SEC staff has granted the Advisers relief pursuant to the Co-Investment Order that we may rely upon. Pursuant to the Co-Investment Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Co-Investment Order. The Co-Investment Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Co-Investment Order unless the disposition is done on a pro rata basis. If FEAC determines that an investment is not appropriate for us, the investment will not be allocated to us, but FEAC will report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

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

Our business may in the future require a substantial amount of capital. We may acquire additional capital from the issuance of senior securities (including debt and preferred shares) or the issuance of additional Common Shares. However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations. As of December 31, 2025, we had $339.1 million outstanding under our Credit Facilities (as defined in Note 6 - “Borrowings” in the Notes to the Consolidated Financial Statements).

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

We expect to use leverage to finance our investments. We currently may borrow under the Credit Facilities and will in the future borrow from or issue other senior securities, and in the future may borrow from, or issue senior securities to banks, insurance companies, funds, institutional investors and other lenders and investors. The amount of leverage that we employ will depend on FEAC’s and the

Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures, and we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

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

A credit facility under which we may borrow may impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew any such debt facilities or to add new or replacement debt facilities or to issue additional debt securities or other evidence of indebtedness could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2025, we had $339.1 million outstanding under our Credit Facilities. We may, in the future, increase the size of the Credit Facilities, enter into one or more additional credit facilities, or issue debt securities or other evidence of indebtedness (although there can be no assurance that we will be successful in doing so).

The following table illustrates the effect of leverage on returns from an investment in our Common Shares assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding Return to Common Shareholders (2)	-29.59%	-18.79%	-8.00%	2.80%	13.60%
(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2025. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2025.
(2)
Assumes $651.8 million in total assets, $339.1 million in debt outstanding and $301.9 million in net assets as of December 31, 2025 and an effective interest rate for the year ended December 31, 2025 of 7.12%.

Based on our outstanding indebtedness of $339.1 million as of December 31, 2025 and the effective annual interest rate of 7.12% as of that date, our investment portfolio would have been required to experience an annual return of at least 3.70% to cover annual interest payments on the outstanding debt.

In addition to regulatory requirements that restrict our ability to raise capital, our Credit Facilities contain various covenants that, if not complied with, could accelerate repayment under our Credit Facilities, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

Our Credit Facilities require us, and any future agreements governing any debt facilities may require us, to comply with certain financial and operational covenants. These covenants may include, among other things:

•
restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;
•
restrictions on our ability to incur liens; and
•
maintenance of a minimum level of shareholders’ equity.

As of the effective date of this registration statement, we are in compliance in all material respects with the covenants of the Credit Facilities. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of shareholders’ equity.

Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in the Credit Facilities. Failure to comply with these covenants could result in a default under the Credit Facilities, that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

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

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Borrowings” for a discussion of the material terms of the Company’s existing Credit Facilities.

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

From time to time, we may hold a portion of our investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including risks similar to those associated with a direct investment in a portfolio company, the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with those of the Company, the risk that a joint venture partner may be in a position to take action contrary to the Company’s objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. Our ability to exercise control or significant influence over management in these cooperative efforts will depend upon the nature of the joint venture arrangement, and certain joint venture arrangements may pose risks of impasse if no single party controls the joint venture, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners. In addition, we may, in certain cases, be liable for actions of our joint venture partners. The joint ventures in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to the Company, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act. If an investment in an unconsolidated joint venture were to be consolidated for any reason, the leverage of such joint venture could impact our ability to maintain the minimum coverage ratio of total assets to total borrowings and other senior securities required under the 1940 Act, which have an effect on our operations and investment activities. See “Risk Factors—When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.”

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

In light of the nature of our continuous offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our Common Shares in any offering and the time we invest the net proceeds. Our proportion of privately negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees.

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

Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains may be treated as a return of capital up to the amount of a shareholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of our Common Shares or from borrowings in anticipation of future cash flow, which could constitute a return of shareholders’ capital that would lower such shareholders’ tax basis in our shares, which may result in increased tax liability to shareholders when they sell such shares.

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

We intend to conduct our affairs so that the Company’s assets should not be deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” (each within the meaning of Section 3(42) of ERISA). If, notwithstanding our intent, the assets of the Company were deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” under ERISA (a “Benefit Plan Investor”), this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company; (ii) the possibility that certain transactions in which the Company has entered into in the ordinary course of business constitute non-exempt “prohibited transactions” under Title I of ERISA and/or Section 4975 of the Code, and may have to be rescinded; (iii) our management, as well as various providers of fiduciary or other services to us (including the Advisers), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise “parties in interest” (within the meaning of ERISA) or “disqualified persons” (within the meaning of Section 4975 of the Code) for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iv) as a result of the Advisers’ affiliation with Genstar Capital, we would be restricted from engaging in transactions with issuers owned in significant part by Genstar Capital.

If a prohibited transaction occurs for which no exemption is available, the Advisers and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each “disqualified person” (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100% of the amount involved in the prohibited transaction. The fiduciary of a Benefit Plan Investor who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of the Benefit Plan Investor’s investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Advisers. With respect to a Benefit Plan Investor that is an individual retirement account (“IRA”) that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, could cause the IRA to lose its tax-exempt status.

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

Additionally, as part of the Adviser’s vendor management program, members of the Adviser’s information security teams will conduct periodic due diligence on the cybersecurity/data security programs of the Company’s third-party service providers (this review is conducted annually with respect to the Company’s custodian, sub-administrator and transfer agent). As part of their oversight of third-party service providers to the Company, the Company’s CCO and the Adviser’s CISO review key Company service providers’ compliance and risk management policies and procedures related to cybersecurity matters and evaluate the service providers’ use of information systems which may give rise to potential information technology vulnerabilities. Potential cybersecurity risks are identified and implications of such risks, if any, to the Company are assessed and monitored. In addition, the CCO receives regular reports from the third-party service providers regarding any cybersecurity threats and incidents at such service provider.

The Adviser's CISO has over 10 years of experience managing risks from cybersecurity threats and developing and implementing cybersecurity policies and procedures. The responsibility of the CISO is to maintain confidentiality, availability, and integrity of the Adviser’s data and that of its clients and shareholders. The CISO also reports to the Adviser’s Enterprise Operations Committee on a semiannual basis. The committee is charged with determining the security posture of the Adviser. It is responsible for accepting, deferring, or mitigating the risks presented by the CISO. The CISO is also responsible for maintaining all policies and controls pertaining to cybersecurity and conducting annual risk assessments. The Company’s CCO has over 10 years of experience advising on and managing compliance risks, including those related to cybersecurity, and developing and implementing policies and procedures to address such risks. The CCO reports to the Chief Compliance Officer of the Adviser and to the Board on all compliance risk related matters, including those related to cybersecurity.

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

Assessment of Cybersecurity Risk

The Company assesses the potential impact of risks from cybersecurity threats on an ongoing basis, and how such risks could materially affect the Company’s investment strategy, operations and financial condition. As of the date of this Annual Report, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company. However, future incidents could have a material impact on our business strategy, results of investment activities and operations, or financial condition. For additional information about these risks, see “Item 1A. Risk Factors.”

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

Item 4. Mine Safety Disclosures.

None.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Share Issuances

The offering consists of three classes of our Common Shares, Class I shares, Class S shares, and Class D shares. The share classes have different ongoing shareholder servicing fees. Other than the differences in ongoing shareholder servicing fees, each class of Common Shares has the same economics and voting rights. Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock.

Holders

As of March 16, 2026, there were 5 holders of record of our Class I shares, 0 holders of record of our Class S shares, and 1 holder of record of our Class D shares.

NAV Per Share

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. The following table presents each month-end NAV per share for Class I shares and Class D shares for the years ended December 31, 2025 and 2024:

	NAV Per Share
For the Month Ended	Class I	Class D
For the year ended December 31, 2025
January 31, 2025	$24.27	$—
February 28, 2025	24.37	—
March 31, 2025	23.97	—
April 30, 2025	23.78	—
May 31, 2025	24.08	24.08
June 30, 2025	24.03	24.03
July 31, 2025	24.10	24.10
August 31, 2025	24.13	24.13
September 30, 2025	24.30	24.30
October 31, 2025	24.23	24.23
November 30, 2025	24.21	24.21
December 31, 2025	24.23	24.23

For the year ended December 31, 2024
January 31, 2024	$24.39	$—
February 29, 2024	24.20	—
March 31, 2024	24.25	—
April 30, 2024	24.25	—
May 31, 2024	24.29	—
June 30, 2024	24.25	—
July 31, 2024	24.17	—
August 31, 2024	24.18	—
September 30, 2024	24.13	—
October 31, 2024	24.08	—
November 30, 2024	24.24	—
December 31, 2024	24.21	—

Distributions

Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our tax treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of the sum of our investment company taxable income (as that term is defined in the

Code, determined without regard to the deduction for dividends paid) and net tax-exempt income. See “Part I. Item 1A. Risk Factors — Federal Income Tax Risks.”

The per share amount of distributions on Class S, Class D and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares, and Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares) and we are required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares).

The following table presents distributions that were declared and payable during the years ended December 31, 2025 and 2024:

Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the Year Ended December 31, 2025
January 31, 2025	January 31, 2025	February 27, 2025	$0.205	$2,548
March 26, 2025	March 26, 2025	March 28, 2025	$0.205	$2,550
March 31, 2025	March 31, 2025	April 29, 2025	$0.205	$2,551
April 23, 2025	April 30, 2025	May 29, 2025	$0.205	$2,551
May 22, 2025	May 30, 2025	June 27, 2025	$0.205	$2,551
June 25, 2025	June 30, 2025	July 30, 2025	$0.205	$2,551
July 24, 2025	July 31, 2025	August 28, 2025	$0.210	$2,613
August 21, 2025	August 29, 2025	September 29, 2025	$0.210	$2,613
September 22, 2025	September 30, 2025	October 30, 2025	$0.210	$2,613
October 24, 2025	October 31, 2025	November 26, 2025	$0.210	$2,613
November 19, 2025	November 28, 2025	December 30, 2025	$0.210	$2,614
December 23, 2025	December 31, 2025	January 29, 2026	$0.210	$2,615
				$30,983
For the Year Ended December 31, 2024
February 5, 2024	February 6, 2024	February 27, 2024	$0.120	$1,244
February 29, 2024	February 29, 2024	March 26, 2024	$0.120	$1,244
March 28, 2024	March 28, 2024	April 26, 2024	$0.120	$1,491
April 30, 2024	April 30, 2024	May 29, 2024	$0.120	$1,491
May 29, 2024	May 31, 2024	June 29, 2024	$0.155	$1,924
June 26, 2024	June 28, 2024	July 29, 2024	$0.180	$2,239
July 29, 2024	July 31, 2024	August 28, 2024	$0.210	$2,609
August 28, 2024	August 30, 2024	September 26, 2024	$0.210	$2,609
September 29, 2024	September 30, 2024	October 29, 2024	$0.210	$2,609
October 30, 2024	October 31, 2024	November 26, 2024	$0.210	$2,609
November 27, 2024	November 29, 2024	December 27, 2024	$0.210	$2,609
December 31, 2024	December 31, 2024	January 30, 2025	$0.205	$2,548
				$25,226

Class D
Date Declared	Record Date	Payment Date	Distribution Per Share (1)	Distribution Amount
For the Year Ended December 31, 2025
May 22, 2025	May 30, 2025	June 27, 2025	$0.200	$1
June 25, 2025	June 30, 2025	July 30, 2025	$0.200	$1
July 24, 2025	July 31, 2025	August 28, 2025	$0.205	$1
August 21, 2025	August 29, 2025	September 29, 2025	$0.205	$1
September 22, 2025	September 30, 2025	October 30, 2025	$0.205	$1
October 24, 2025	October 31, 2025	November 26, 2025	$0.205	$1
November 19, 2025	November 28, 2025	December 30, 2025	$0.205	$1
December 23, 2025	December 31, 2025	January 29, 2026	$0.205	$1
				$8
(1)
Distribution per share is net of shareholder servicing and/or distribution fees.

Distribution and Service Plan

On January 10, 2025, the Board approved a distribution and service plan (the “Distribution and Service Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Intermediary Manager with respect to Class I shares, Class S shares and Class D shares on an annualized basis as a percentage of the Company’s NAV for such class.

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

Distribution Reinvestment Plan

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

In addition, our Common Shares are sold to certain feeder vehicles primarily created to hold the Company’s Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, we may not apply the Early Repurchase Deduction to repurchase requests made by the feeder vehicles, including because of administrative or systems limitations.

The following tables present share repurchases completed under the share repurchase program during the years ended December 31, 2025 and 2024:

Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
May 30, 2025	3,036	0.02%	$24.03	June 30, 2025	$73	—

Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
November 29, 2024	20,259	0.2%	$24.21	December 31, 2024	$490	—

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amounts shown net of Early Repurchase Deductions, if any.
(3)
All repurchase requests were satisfied in full.

There were no share repurchases completed during the reporting period ended December 31, 2023.

Unregistered Sales of Equity Securities

Prior to the commencement of its public offering on March 11, 2025, the Company conducted a separate private offering (the “Private Offering”) of common shares (the “Common Shares”) to (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act.

The Company expects to continue to conduct a private offering to sell Common Shares outside of the United States to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

On October 1, 2025, the Company sold 289 Class I shares of beneficial interest (with the final number of shares being determined on October 23, 2025) in the Private Offering to a feeder vehicle primarily created to hold the Company’s Common Shares for an aggregate offering price of $7 thousand. On November 1, 2025, the Company sold 293 Class I shares of beneficial interest (with the final number of shares being determined on November 20, 2025) in the Private Offering to a feeder vehicle primarily created to hold the Company’s Common Shares for an aggregate offering price of $7 thousand. On December 1, 2025, the Company sold 4,337 Class I shares of beneficial interest (with the final number of shares being determined on December 19, 2025) in the Private Offering to a feeder vehicle primarily created to hold the Company’s Common Shares for an aggregate offering price of $105 thousand.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-K generally discusses 2025 and 2024 items and year to year comparisons between 2025 and 2024. For the discussion of 2024 compared to 2023 see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of the Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in the Annual Report.

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

The Company commenced its loan origination process and investment activities contemporaneously with the initial closing (excluding the initial seed capital investment made by the Adviser) of the Private Offering of its Common Shares on June 12, 2023, and commenced operations following its first capital call on July 10, 2023.

The Company is externally managed by the Adviser. The Adviser oversees the management of the Company’s activities and supervises the activities of the Subadviser. FEAC, an alternative credit adviser that is a wholly-owned subsidiary of FEIM, serves as the Company’s investment subadviser and administrator. As of September 5, 2025, Napier Park, which is also a wholly-owned subsidiary of FEIM, and FEAC investment activities are unified under Napier Park’s management.

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

Portfolio and Investment Activity

For the year ended December 31, 2025, the Company made new investments in 29 new portfolio companies and exited 84 positions (primarily through sale of Syndicated Loans). As of December 31, 2025, the Company had an aggregate principal commitment amount of $674.9 million (including $97.9 million of unfunded commitments).

The following summarizes our investment activity (information presented is at cost unless otherwise indicated) (dollar amounts in thousands):

As of and For the Year Ended December 31, 2025
Investments:
Total investments, beginning of period	$653,701
New investments purchased	271,706
Net accretion of discount on investments	2,270
Net realized gain (loss) on investments	(2,667)
Investments sold or repaid	(355,833)
Total investments, end of period	569,177
Amount of investments funded at principal:
First lien debt	$576,175
Second lien debt	856
Warrant	8
Total portfolio investments	$577,039

	December 31, 2025	December 31, 2024
Number of portfolio companies	106	161
Weighted average yield on debt and income producing investments, at cost (1)	9.46%	9.47%
Weighted average yield on debt and income producing investments, at fair value (1)	9.48%	9.45%
Average loan to value (LTV) (2)	40.39%	35.40%
Weighted average tenor (3)	4.03	4.01
Percentage of debt investments bearing a floating rate, at fair value	100.00%	100.00%
Percentage of debt investments bearing a fixed rate, at fair value	0.00%	0.00%
Percentage of assets on non-accrual, at amortized cost (4)	0.06%	0.06%
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

(4)
As a percentage of total amortized cost of investments. Assets on non-accrual represented 0.07% and 0.08% of total fair value of the investments as of December 31, 2025 and December 31, 2024, respectively.

As of December 31, 2025 and December 31, 2024, our portfolio companies had a weighted average annual adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of approximately $39.2 million and $39.4 million, respectively. Amounts are weighted based on fair value of each respective investment. These calculations include all private debt investments for which fair value is determined by the Valuation Designee and excludes quoted assets and ABL investments, as well as companies with negative or de minimis EBITDA. Amounts were derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

The following is a summary of the industry classifications in which we invested as of December 31, 2025 and December 31, 2024 (dollar amounts in thousands):

December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$1,981	$2,011	0.35%	0.67%
Air Freight & Logistics	9,007	8,440	1.49	2.80
Automobile Components	12,422	12,355	2.18	4.09
Broadline Retail	12,437	12,433	2.19	4.12
Building Products	7,631	7,676	1.35	2.54
Capital Markets	5,768	5,839	1.03	1.93
Chemicals	1,976	1,994	0.35	0.66
Commercial Services & Supplies	70,148	70,186	12.37	23.25
Construction & Engineering	46,742	46,824	8.25	15.51
Consumer Staples Distribution & Retail	22,723	22,705	4.00	7.52
Containers & Packaging	2,344	2,356	0.42	0.78
Diversified Consumer Services	20,213	19,889	3.51	6.59
Electric Utilities	9,608	9,711	1.71	3.22
Electrical Equipment	3,464	3,455	0.61	1.15
Financial Services	36,181	35,668	6.29	11.82
Food Products	4,355	4,410	0.78	1.46
Health Care Equipment & Supplies	6,450	6,494	1.14	2.15
Health Care Providers & Services	69,244	68,842	12.13	22.81
Health Care Technology	30,583	31,046	5.47	10.28
Hotels, Restaurants & Leisure	1,734	1,711	0.30	0.57
Household Durables	5,414	5,408	0.95	1.79
Insurance	17,533	17,762	3.13	5.88
Interactive Media & Services	6,026	5,929	1.04	1.96
IT Services	19,002	19,225	3.39	6.37
Machinery	5,189	5,209	0.92	1.73
Media	2,974	2,932	0.52	0.97
Metals & Mining	1,990	1,990	0.35	0.66
Passenger Airlines	1,890	1,855	0.33	0.61
Pharmaceuticals	18,835	18,070	3.19	5.99
Professional Services	48,673	48,518	8.55	16.07
Real Estate Management & Development	13,639	13,773	2.43	4.56
Software	35,779	35,324	6.23	11.70
Specialty Retail	9,837	9,865	1.74	3.27
Trading Companies & Distributors	7,385	7,437	1.31	2.46
	$569,177	$567,342	100.00%	187.94%

December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$8,288	$8,329	1.27%	2.77%
Air Freight & Logistics	15,187	15,401	2.35	5.13
Automobile Components	13,153	13,112	2.00	4.37
Building Products	6,571	6,646	1.02	2.21
Chemicals	17,581	17,568	2.69	5.86
Commercial Services & Supplies	25,280	25,283	3.87	8.42
Communications Equipment	2,000	1,995	0.31	0.66
Construction & Engineering	3,847	3,791	0.58	1.26
Containers & Packaging	11,304	11,393	1.74	3.79
Diversified Consumer Services	22,514	22,643	3.46	7.54
Diversified Telecommunication Services	8,859	8,943	1.37	2.98
Electrical Equipment	11,337	11,360	1.74	3.78
Electronic Equipment, Instruments & Components	1,975	1,968	0.29	0.66
Entertainment	8,856	8,941	1.37	2.98
Financial Services	52,403	52,495	8.03	17.48
Food Products	8,376	8,492	1.30	2.83
Ground Transportation	12,014	12,084	1.85	4.02
Health Care Equipment & Supplies	9,946	9,943	1.52	3.31
Health Care Providers & Services	77,579	75,647	11.57	25.19
Health Care Technology	17,730	18,082	2.77	6.02
Hotels, Restaurants & Leisure	11,708	11,788	1.80	3.92
Household Durables	12,390	12,531	1.92	4.17
Insurance	29,423	29,560	4.52	9.84
IT Services	8,947	9,011	1.38	3.00
Machinery	37,197	37,096	5.67	12.35
Media	8,061	8,147	1.25	2.71
Metals & Mining	2,012	2,010	0.31	0.67
Oil, Gas & Consumable Fuels	1,000	1,003	0.14	0.33
Passenger Airlines	5,380	5,404	0.83	1.80
Personal Care Products	2,000	2,016	0.31	0.67
Pharmaceuticals	19,048	18,992	2.90	6.32
Professional Services	68,395	68,543	10.48	22.82
Real Estate Management & Development	13,579	13,555	2.07	4.51
Software	61,199	61,338	9.38	20.42
Specialty Retail	13,328	13,470	2.06	4.49
Textiles, Apparel & Luxury Goods	6,795	6,833	1.05	2.28
Trading Companies & Distributors	14,474	14,534	2.22	4.85
Wireless Telecommunication Services	3,965	3,978	0.61	1.32
	$653,701	$653,925	100.00%	217.73%

The following is a summary of the asset type breakdown of our investment portfolio as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Direct Lending (1)	$287,952	$287,812	50.73%	95.34%
Club Loans (2)	193,381	192,752	33.98	63.85
Syndicated Loans (3)	87,844	86,778	15.29	28.75
Total	$569,177	$567,342	100.00%	187.94%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Direct Lending (1)	$172,747	$173,174	26.48%	57.66%
Club Loans (2)	130,382	130,482	19.96	43.44
Syndicated Loans (3)	350,572	350,269	53.56	116.63
Total	$653,701	$653,925	100.00%	217.73%

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

As of December 31, 2025 and December 31, 2024, ABL investments represented 11.7% and 3.4%, respectively, of the total fair market value of all of our investments.

Direct Lending

As of December 31, 2025 and December 31, 2024, the Direct Lending portfolio had the following characteristics:

	December 31, 2025	December 31, 2024
Weighted average spread (1)	5.51%	5.85%
Weighted average yield on debt and income producing investments, at cost (2)	9.68%	10.47%
Weighted average yield on debt and income producing investments, at fair value (2)	9.67%	10.47%
Average EBITDA (3)	$24.7	$24.4
Average LTV (4)	36.56%	34.34%
Average Leverage Ratio (5)	3.7x	3.4x
Percentage Sponsor-backed	100.00%	100.00%

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

FEAC monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Adviser, the Subadviser and the Board review these investment scores on a quarterly basis. Our average portfolio company investment score was 1.89 and 1.99 at December 31, 2025 and December 31, 2024, respectively. The following is a distribution of the investment scores of our portfolio companies at December 31, 2025 and December 31, 2024 (dollar amounts in thousands):

	As of December 31, 2025				As of December 31, 2024
Risk Rating	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio
1	$93,625	16.50%	$92,607	16.27%	$33,911	5.19%	$33,601	5.14%
2	446,895	78.77	448,108	78.73	594,479	90.91	592,448	90.63
3	24,329	4.29	25,830	4.54	22,215	3.40	24,519	3.75
4	2,493	0.44	2,632	0.46	3,320	0.50	3,133	0.48
5	—	—	—	—	—	—	—	—
	$567,342	100.00%	$569,177	100.00%	$653,925	100.00%	$653,701	100.00%

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2025, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.07%, respectively. As of December 31, 2024, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.08%, respectively.

Results of Operations

The following table represents our operating results (in thousands):

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Operating Results
Total investment income	$66,951	$42,115	$4,447
Net expenses, including excise tax	30,906	16,245	4,434
Net unrealized appreciation (depreciation)	(2,060)	26	199
Net realized gain (loss)	(2,667)	(1,571)	—
Net increase (decrease) in net assets resulting from operations	$31,318	$24,325	$212

Investment Income

The composition of our investment income was as follows (in thousands):

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Investment Income
Interest income	$63,937	$36,607	$1,023
Dividend income	1,247	4,004	3,213
Other income	1,767	1,504	211
Total investment income	$66,951	$42,115	$4,447

Total investment income increased to $67.0 million for the year ended December 31, 2025, an increase of $24.8 million or 58.97% compared to the year ended December 31, 2024.

Interest income increased by $27.3 million for the year ended December 31, 2025, driven by our deployment of capital, offset by a decline in benchmark rates. The average size of our investment portfolio at fair value for the year ended December 31, 2025 was $627.6 million, with a weighted average yield of 9.5%, compared to $375.0 million for the year ended December 31, 2024, with a weighted average yield of 9.5%.

The increase in interest income was offset by a decrease in dividend income of $2.8 million for the year ended December 31, 2025, due to a decrease in cash equivalents resulting from continued deployment into investments throughout the year.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Operating Expenses
Interest expense	$26,597	$12,292	$888
Base management fees	3,756	3,617	683
Income-based incentive fee	3,935	2,678	—
Capital gains incentive fee	—	(25)	25
Administration expense	1,714	1,642	769
Other Expenses	3,099	2,878	1,228
Organization costs	—	—	1,166
Amortization of continuous offering costs	3,081	1,951	374
Distribution and shareholder servicing fees (Class D) (1)	—	—	—
Total operating expenses	42,182	25,033	5,133
Management fees waiver	(2,808)	(3,617)	(683)
Incentive fees waiver	(3,935)	(2,653)	(25)
Expense support	(4,884)	(2,585)	—
Total expenses, net of fee waivers	$30,555	$16,178	$4,425

(1) For the year ended December 31, 2025, the Class D distribution and shareholder servicing fees were less than $1. There were no distribution and shareholder servicing fees for the year ended December 31, 2024 and the reporting period ended December 31, 2023.

For the years ended December 31, 2025 and 2024, total expenses, net of expense support and fee waivers, were $30.6 million and $16.2 million, respectively.

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) increased to $26.6 million for the year ended December 31, 2025, an increase of $14.3 million compared to the year ended December 31, 2024. This was driven by an increase in our average debt principal outstanding. Our average borrowings outstanding increased to $373.6 million for the year ended December 31, 2025 from $161.3 million for the year ended December 31, 2024.

Base Management Fees

Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Base management fees were $3.8 million for the year ended December 31, 2025, an increase of $0.1 million or 3.84% compared to the year ended December 31, 2024.

The Adviser had waived all base management fees through June 30, 2025 and 50% of base management fees for the period from July 1, 2025 through December 31, 2025.

Income Based Incentive Fees

Income based incentive fees increased to $3.9 million for the year ended December 31, 2025, an increase of $1.3 million compared to the year ended December 31, 2024. The increase in income based incentive fees was driven by the increase in pre-incentive fee net investment income to $31.2 million for the year ended December 31, 2025 from $23.3 million for the year ended December 31, 2024. The increase in pre-incentive fee net investment income was driven primarily by increased capital deployment.

The Adviser had waived 100% of income based incentive fees through December 31, 2025.

Capital Gains Incentive Fees

For the year ended December 31, 2025, the Company accrued capital gains incentive fees of zero, compared to a reversal of accrued capital gains of ($25) thousand for the year ended December 31, 2024.

The Adviser had waived 100% of capital gains incentive fees through December 31, 2025.

The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

Other Expense

Organization costs and offering costs include expenses incurred in our initial formation and our continuous offering. Administration expenses include fees due to the Administrator under the Administration Agreement, including the Company’s allocable portion of the salaries of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for the Company. Other expenses include professional fees (legal, audit and tax services), trustee fees, accounting and sub-administration fees, custodian fees, printing fees and other costs.

Total other expenses increased to $7.9 million for the year ended December 31, 2025, an increase of $1.4 million or 21.99% compared to the year ended December 31, 2024. The increase compared to the year ended December 31, 2024 was primarily driven by an increase in offering costs.

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

For the years ended December 31, 2025 and 2024, we accrued $0.4 million and $67 thousand, respectively, of U.S. federal excise tax.

Net Realized Gains (Losses) Investments

For the year ended December 31, 2025, the Company had net realized gains (losses) on investments of ($2.7) million from the full or partial sale or restructurings of our debt investments.

For the year ended December 31, 2024, the Company had net realized gains (losses) on investments of ($1.6) million from the full or partial sale or restructurings of our debt investments.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized, if any.

For the years ended December 31, 2025 and 2024, the Company had net unrealized appreciation (depreciation) on investments of ($2.1) million and $26 thousand, respectively.

Financial Condition, Liquidity and Capital Resources

We generate our liquidity and capital resources primarily from (i) net proceeds from the continuous offering of our equity, (ii) cash flows from our operations (including interest and fees earned from our investments and principal repayments and proceeds from sales of our investments), and (iii) borrowings under our existing leverage facilities and any financing arrangements we may enter into in the future. These financings may come in the form of borrowings from banks and issuances of senior securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Our primary uses of cash include (i) investments in portfolio companies in accordance with our investment strategy, (ii) general corporate operations (including payments to the Adviser and Subadviser), (iii) debt service of any borrowings, (iv) share repurchases under our share repurchase program, and (v) cash distributions to our shareholders. We believe our current cash position, available capacity on our Credit Facilities and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.

As of December 31, 2025 and December 31, 2024, we had $73.3 million and $21.3 million, respectively, in cash and cash equivalents. Additionally, as of December 31, 2025, we had $110.9 million available for additional borrowings under the Credit Facilities, subject to borrowing base availability. As of December 31, 2024, we had $24.4 million available for additional borrowings under the MS Credit Facility (as defined in Note 6 - “Borrowings” in the Notes to the Consolidated Financial Statements), subject to borrowing base availability. See “Borrowings” below for additional information.

We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of December 31, 2025, our asset coverage ratio was 189.0%.

Cash Flows

For the year ended December 31, 2025, our operating activities provided cash of $71.1 million, primarily in connection with proceeds from principal payments and sales of portfolio investments of $357.9 million, partially offset by the purchase of portfolio investments of $326.8 million. During the same period, cash used by financing activities was $19.1 million, primarily driven by the repayments of our Credit Facilities of $188.4 million and distribution payments of $30.9 million, partially offset by $201.9 million of borrowings under our Credit Facilities and $1.3 million from the issuance of Common Shares.

For the year ended December 31, 2024, our operating activities used cash of $510.8 million, primarily in connection with the purchases and fundings of portfolio investments of $619.2 million, partially offset by proceeds from principal payments and sales of portfolio investments of $81.5 million. During the same period, cash provided by financing activities was $348.8 million, primarily driven by $330.6 million of borrowings under the MS Credit Facility and $50.0 million from the issuance of Common Shares, that were partially offset by the repayments of the MS Credit Facility of $5.0 million and distribution payments of $22.7 million.

Share Issuances

The following table summarizes the issuance of shares pursuant to subscription agreements during the years ended December 31, 2025 and 2024, and the reporting period ended December 31, 2023 (dollar amounts in thousands):

	Class I
Subscriptions Effective	Shares Issued	Net Proceeds
For the year ended December 31, 2025
January 1, 2025	37,241	$901
May 1, 2025	283	6
June 1, 2025	278	7
July 1, 2025	279	7
August 1, 2025	282	7
September 1, 2025	283	7
October 1, 2025	289	7
November 1, 2025	5,452	132
December 1, 2025	4,337	105
Total	48,724	$1,179

For the year ended December 31, 2024
March 1, 2024	2,058,460	$50,000
December 1, 2024	2,021	49
Total	2,060,481	$50,049

For the year ended December 31, 2023
April 28, 2023	4,000	$100
July 10, 2023	2,052,000	51,300
October 6, 2023	8,310,798	201,300
Total	10,366,798	$252,700

Class D
Subscriptions Effective	Shares Issued	Net Proceeds
For the year ended December 31, 2025
May 1, 2025	4,205	$100
Total	4,205	$100

For the year ended December 31, 2024
None	—	$—
Total	—	$—

For the year ended December 31, 2023
None	—	$—
Total	—	$—

During the year ended December 31, 2025, the Company also issued 513 shares for an aggregate value of $13 under the Company’s dividend reinvestment plan.

Distributions and Distribution Reinvestment

The following table presents distributions that were declared and payable during the years ended December 31, 2025 and 2024:

Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the Year Ended December 31, 2025
January 31, 2025	January 31, 2025	February 27, 2025	$0.205	$2,548
March 26, 2025	March 26, 2025	March 28, 2025	$0.205	$2,550
March 31, 2025	March 31, 2025	April 29, 2025	$0.205	$2,551
April 23, 2025	April 30, 2025	May 29, 2025	$0.205	$2,551
May 22, 2025	May 30, 2025	June 27, 2025	$0.205	$2,551
June 25, 2025	June 30, 2025	July 30, 2025	$0.205	$2,551
July 24, 2025	July 31, 2025	August 28, 2025	$0.210	$2,613
August 21, 2025	August 29, 2025	September 29, 2025	$0.210	$2,613
September 22, 2025	September 30, 2025	October 30, 2025	$0.210	$2,613
October 24, 2025	October 31, 2025	November 26, 2025	$0.210	$2,613
November 19, 2025	November 28, 2025	December 30, 2025	$0.210	$2,614
December 23, 2025	December 31, 2025	January 29, 2026	$0.210	$2,615
				$30,983
For the Year Ended December 31, 2024
February 5, 2024	February 6, 2024	February 27, 2024	$0.120	$1,244
February 29, 2024	February 29, 2024	March 26, 2024	$0.120	$1,244
March 28, 2024	March 28, 2024	April 26, 2024	$0.120	$1,491
April 30, 2024	April 30, 2024	May 29, 2024	$0.120	$1,491
May 29, 2024	May 31, 2024	June 29, 2024	$0.155	$1,924
June 26, 2024	June 28, 2024	July 29, 2024	$0.180	$2,239
July 29, 2024	July 31, 2024	August 28, 2024	$0.210	$2,609
August 28, 2024	August 30, 2024	September 26, 2024	$0.210	$2,609
September 29, 2024	September 30, 2024	October 29, 2024	$0.210	$2,609
October 30, 2024	October 31, 2024	November 26, 2024	$0.210	$2,609
November 27, 2024	November 29, 2024	December 27, 2024	$0.210	$2,609
December 31, 2024	December 31, 2024	January 30, 2025	$0.205	$2,548
				$25,226

Class D
Date Declared	Record Date	Payment Date	Distribution Per Share (1)	Distribution Amount
For the Year Ended December 31, 2025
May 22, 2025	May 30, 2025	June 27, 2025	$0.200	$1
June 25, 2025	June 30, 2025	July 30, 2025	$0.200	$1
July 24, 2025	July 31, 2025	August 28, 2025	$0.205	$1
August 21, 2025	August 29, 2025	September 29, 2025	$0.205	$1
September 22, 2025	September 30, 2025	October 30, 2025	$0.205	$1
October 24, 2025	October 31, 2025	November 26, 2025	$0.205	$1
November 19, 2025	November 28, 2025	December 30, 2025	$0.205	$1
December 23, 2025	December 31, 2025	January 29, 2026	$0.205	$1
				$8
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

The following tables present share repurchases completed under the share repurchase program during the years ended December 31, 2025 and 2024:

Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
May 30, 2025	3,036	0.02%	$24.03	June 30, 2025	$73	—

Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
November 29, 2024	20,259	0.2%	$24.21	December 31, 2024	$490	—

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amounts shown net of Early Repurchase Deductions, if any.
(3)
All repurchase requests were satisfied in full.

There were no share repurchases completed during the reporting period ended December 31, 2023.

Borrowings

MS Credit Facility - On September 22, 2023, MS Credit Facility SPV (as defined in Note 6 - “Borrowings” in the Notes to the Consolidated Financial Statements), a wholly-owned financing subsidiary of the Company, as borrower, the Company, as transferor, and FEPC Fund Servicer, LLC, a wholly-owned subsidiary of the Company, as servicer, entered into the MS Credit Facility, as subsequently amended, which, as of December 31, 2025, allowed us to borrow up to $350.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2025 and December 31, 2024, we had outstanding debt under the MS Credit Facility of $264.1 million and $325.6 million, respectively. As of December 31, 2025 and December 31, 2024, subject to leverage and borrowing base restrictions, we had $85.9 million and $24.4 million, respectively, available for additional borrowings under the MS Credit Facility.

JPM Credit Facility - On April 9, 2025, JPM Credit Facility SPV (as defined in Note 6 - “Borrowings” in the Notes to the Consolidated Financial Statements), a wholly-owned financing subsidiary of the Company, as borrower, entered into the JPM Credit Facility (as defined in Note 6 - “Borrowings” in the Notes to the Consolidated Financial Statements), which, as of December 31, 2025, allowed us to borrow up to $100.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2025, we had outstanding debt under the JPM Credit Facility of $75.0 million. As of December 31, 2025, subject to leverage and borrowing base restrictions, we had $25.0 million available for additional borrowings under the JPM Credit Facility.

For additional information on our debt obligations, refer to Note 6—“Borrowings” in the Notes to the Consolidated Financial Statements.

Commitments and Contingencies and Off-Balance Sheet Arrangements

As of December 31, 2025 and December 31, 2024, we had outstanding commitments to fund revolving lines of credit or delayed draw investments with an aggregate principal amount of $97.9 million and $66.0 million, respectively.

Related Party Transactions

Refer to Note 3—“Agreements and Related Party Transactions” in the Notes to the Consolidated Financial Statements.

Critical Accounting Policies

The preparation of the Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates should be read in connection with our risk factors described in “Item 1A. Risk Factors,” as well as in our registration statement on Form N-2 and our other filings with the SEC that we make from time to time.

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

Recent Developments

On January 21, 2026, the Company’s Board declared a distribution of $0.210 per Class I share and $0.205 per Class D share, which are payable on February 26, 2026 to shareholders of record as of January 30, 2026.

On February 23, 2026, the Company’s Board declared a distribution of $0.210 per Class I share and $0.205 per Class D share, which are payable on March 30, 2026 to shareholders of record as of February 27, 2026.

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

Assuming that the Consolidated Statement of Assets and Liabilities as of December 31, 2025 was to remain constant and that we took no actions to alter our existing interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollar amounts in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$16,631	$(10,173)	$6,458
Up 200 basis points	10,861	(6,782)	4,079
Up 100 basis points	5,091	(3,391)	1,700
Down 100 basis points	(6,402)	3,391	(3,011)
Down 200 basis points	(11,893)	6,782	(5,111)
Down 300 basis points	(15,934)	10,173	(5,761)

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm - PCAOB ID 238	79
Consolidated Financial Statements:	80
Consolidated Statement of Assets and Liabilities as of December 31, 2025 and December 31, 2024	80
Consolidated Statements of Operations for the years ended December 31, 2025 and 2024, and for the period April 28, 2023 (initial capitalization) through December 31, 2023	81
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2025 and 2024, and for the period April 28, 2023 (initial capitalization) through December 31, 2023	82
Consolidated Statement of Cash Flows for the years ended December 31, 2025 and 2024, and for the period April 28, 2023 (initial capitalization) through December 31, 2023	83
Consolidated Schedule of Investments as of December 31, 2025 and December 31, 2024	84

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of First Eagle Private Credit Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of First Eagle Private Credit Fund and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended December 31, 2025 and 2024, and for the period April 28, 2023 (initial capitalization) through December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for the years ended December 31, 2025 and 2024 and for the period April 28, 2023 (initial capitalization) through December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodians and portfolio company investees. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 16, 2026

We have served as the Company’s auditor since 2023.

First Eagle Private Credit Fund

Consolidated Statement of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost of: $569,177 and $653,701, respectively)	$567,342	$653,925
Cash and cash equivalents	73,325	21,319
Interest and dividends receivable	4,058	4,247
Deferred financing costs	2,499	2,282
Deferred offering costs	765	1,968
Receivable for investments sold or repaid	2,912	5,019
Prepaid expenses and other assets	65	51
Due from Adviser	854	2,585
Total assets	$651,820	$691,396

LIABILITIES
Credit facilities	339,100	325,600
Accrued interest and other borrowing costs	6,112	5,384
Payable for investments purchased	—	55,343
Distributions payable	2,616	2,548
Offering costs payable	161	311
Due to affiliates	53	138
Management fees payable	160	—
Accrued professional fees	832	577
Accrued administration expense	391	469
Accrued expenses and other liabilities	515	692
Total liabilities	$349,940	$391,062
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.001 (unlimited shares authorized, 12,457,767 and 12,407,361 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	$12	$12
Paid-in capital in excess of par value	300,427	300,733
Distributable earnings (accumulated losses)	1,441	(411)
Total net assets	$301,880	$300,334
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$301,778	$300,334
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	12,453,562	12,407,361
Net asset value per share	$24.23	$24.21
Class D Shares:
Net assets	$102	$—
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	4,205	—
Net asset value per share	$24.23	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$63,937	$36,607	$1,023
Dividend income	1,247	4,004	3,213
Other income	1,767	1,504	211
Total investment income	66,951	42,115	4,447
Expenses:
Interest expense	26,597	12,292	888
Base management fees	3,756	3,617	683
Income-based incentive fee	3,935	2,678	—
Capital gains incentive fee	—	(25)	25
Administration expense	1,714	1,642	769
Trustees’ fees	501	477	277
Professional fees	1,300	1,484	613
Organization costs	—	—	1,166
Other general and administrative expenses	1,298	917	338
Amortization of continuous offering costs	3,081	1,951	374
Distribution and shareholder servicing fees (Class D) (1)	—	—	—
Total expenses before excise tax	42,182	25,033	5,133
Management fees waiver	(2,808)	(3,617)	(683)
Incentive fees waiver	(3,935)	(2,653)	(25)
Expense support	(4,884)	(2,585)	—
Net expenses before excise tax	30,555	16,178	4,425

Net investment income (loss) before excise tax	36,396	25,937	22
Excise tax expense	351	67	9
Net investment income (loss) after excise tax	36,045	25,870	13

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	(2,667)	(1,571)	—
Net realized gain (loss)	(2,667)	(1,571)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(2,060)	26	199
Net change in unrealized appreciation (depreciation)	(2,060)	26	199
Net realized and unrealized gain (loss)	(4,727)	(1,545)	199
Net increase (decrease) in net assets resulting from operations	$31,318	$24,325	$212

Per share information:
Class I Shares:
Earnings available to shareholders	$31,309	$24,325	$212
Weighted average shares outstanding (basic and diluted)	12,445,336	12,088,057	4,367,466
Basic and diluted earnings per common share	$2.52	$2.01	$0.05
Class D Shares:
Earnings available to shareholders	$9	$—	$—
Weighted average shares outstanding (basic and diluted)	4,205	—	—
Basic and diluted earnings per common share	$2.09	$—	$—
(1)
For the year ended December 31, 2025, the Class D distribution and shareholder servicing fees were less than $1. There were no distribution and shareholder servicing fees for the year ended December 31, 2024 and the period April 28, 2023 (initial capitalization) through December 31, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Changes in Net Assets

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, April 28, 2023	—	$—	$—	$—	$—
Issuance of common shares
Class I	10,366,798	10	252,690	—	252,700
Total issuance of common shares	10,366,798	10	252,690	—	252,700
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	13	13
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	199	199
Net increase (decrease) in net assets resulting from operations	—	—	—	212	212
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	20	—	—	—	—
Distributions from distributable earnings (losses)
Class I	—	—	—	(1,244)	(1,244)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(383)	383	—
Total increase (decrease) for the period	10,366,818	10	252,307	(649)	251,668
Balance, December 31, 2023	10,366,818	$10	$252,307	$(649)	$251,668
Issuance of common shares
Class I	2,060,481	2	50,047	—	50,049
Total issuance of common shares	2,060,481	2	50,047	—	50,049
Repurchase of common shares, net of early repurchase deduction
Class I (1)	(20,259)	—	(490)	—	(490)
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	25,870	25,870
Net realized gain (loss)	—	—	—	(1,571)	(1,571)
Net change in unrealized appreciation (depreciation)	—	—	—	26	26
Net increase (decrease) in net assets resulting from operations	—	—	—	24,325	24,325
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	321	—	8	—	8
Distributions from distributable earnings (losses)
Class I	—	—	—	(25,226)	(25,226)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(1,139)	1,139	—
Total increase (decrease) for the period	2,040,543	2	48,426	238	48,666
Balance, December 31, 2024	12,407,361	$12	$300,733	$(411)	$300,334
Issuance of common shares
Class I (1)	48,724	—	1,179	—	1,179
Class D (1)	4,205	—	100	—	100
Total issuance of common shares	52,929	—	1,279	—	1,279
Repurchase of common shares, net of early repurchase deduction
Class I (1)	(3,036)	—	(73)	—	(73)
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	36,045	36,045
Net realized gain (loss)	—	—	—	(2,667)	(2,667)
Net change in unrealized appreciation (depreciation)	—	—	—	(2,060)	(2,060)
Net increase (decrease) in net assets resulting from operations	—	—	—	31,318	31,318
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	513	—	13	—	13
Distributions from distributable earnings (losses)
Class I	—	—	—	(30,983)	(30,983)
Class D	—	—	—	(8)	(8)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(1,525)	1,525	—
Total increase (decrease) for the period	50,406	—	(306)	1,852	1,546
Balance, December 31, 2025	12,457,767	$12	$300,427	$1,441	$301,880

(1)
Par Value is less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Cash Flows

(in thousands, except shares)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$31,318	$24,325	$212
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Payment-in-kind interest capitalized	(242)	—	—
Net accretion of discount and amortization of premium	(2,270)	(1,339)	(46)
Proceeds from sale of investments and principal repayments	357,940	81,492	243
Purchases of investments	(326,808)	(619,154)	(66,131)
Net realized (gains) losses on investments	2,667	1,571	—
Net change in unrealized (appreciation) depreciation on investments	2,060	(26)	(199)
Amortization of deferred financing costs	763	615	151
Amortization of continuous offering costs	3,081	1,951	374
Changes in operating assets and liabilities:
Interest and dividends receivable	189	(2,593)	(1,654)
Prepaid expenses and other assets	(14)	7	(71)
Due to affiliates	(85)	138	—
Due from adviser	1,731	(2,585)	—
Accrued administration expense	(78)	(78)	547
Management fees payable	160	—	—
Accrued professional fees	255	133	444
Accrued expenses and other liabilities	(250)	57	881
Accrued interest and other borrowing costs	728	4,648	—
Net cash provided by (used in) operating activities	71,145	(510,838)	(65,249)
Cash flow from financing activities
Proceeds from issuance of shares	1,279	50,049	252,700
Borrowings under credit facilities	201,900	330,600	—
Debt repayments	(188,400)	(5,000)	—
Distributions paid	(30,910)	(22,670)	(1,244)
Deferred financing costs paid	(980)	(1,313)	(1,736)
Deferred offering costs paid	(2,028)	(2,904)	(1,076)
Net cash provided by (used in) financing activities	(19,139)	348,762	248,644
Net increase (decrease) in cash and cash equivalents	52,006	(162,076)	183,395
Cash and cash equivalents, beginning of period	21,319	183,395	—
Cash and cash equivalents, end of period	$73,325	$21,319	$183,395
Supplemental disclosure of cash flow information and non-cash financing activities
Interest paid during the period	$25,102	$7,029	$—
Accrued but unpaid debt financing costs	$—	$—	$1,313
Distributions payable	$2,616	$2,548	$—
Accrued but unpaid share repurchases	$—	$490	$—
Accrued but unpaid offering costs	$161	$311	$275
Reinvestment of distributions	$13	$8	$—
Excise taxes paid	$72	$9	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Karman Holdings Inc.	(8)(10)(11)	United States	S + 3.50%	0.00%	7.17%	4/1/2032	1,990	$1,981	$2,011	0.67%
								1,981	2,011	0.67
Air Freight & Logistics
Air Buyer Inc.	(8)(9)	United States	S + 5.50%	1.00%	9.36%	7/23/2030	5,109	5,054	4,956	1.64
Air Buyer Inc. (Revolver)	(7)(8)	United States	P + 5.50%	1.00%	11.25%	7/23/2030	347	343	331	0.11
LaserShip, Inc.	(12)	United States	S + 5.50% (incl. 4.00% PIK)	0.00%	9.43%	8/10/2029	1,350	342	369	0.12
LaserShip, Inc.		United States	S + 5.50% (incl. 4.00% PIK)	0.75%	9.43%	8/10/2029	2,043	1,670	1,538	0.51
Odyssey Logistics & Technology Corporation	(9)	United States	S + 4.50%	0.00%	8.22%	10/12/2027	1,602	1,598	1,246	0.42
								9,007	8,440	2.80
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(9)	United States	S + 4.50%	1.00%	8.22%	12/19/2026	8,318	8,318	8,318	2.75
Enthusiast Auto Holdings, LLC (Revolver)	(7)(8)	United States	S + 4.50%	1.00%	0.38%	12/19/2026	—	(1)	—	—
Owl Vans, LLC	(8)(9)	United States	S + 5.25%	1.00%	8.97%	12/31/2030	3,802	3,758	3,707	1.23
Owl Vans, LLC (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	8.97%	12/31/2030	360	347	330	0.11
								12,422	12,355	4.09
Broadline Retail
1959 Holdings, LLC	(8)(9)	United States	S + 6.50%	0.00%	10.20%	7/5/2030	12,558	12,437	12,433	4.12
								12,437	12,433	4.12
Building Products
Groundworks Operations, LLC	(10)	United States	S + 3.00%	0.00%	6.73%	3/14/2031	1,724	1,727	1,735	0.57
The Mulch & Soil Company, LLC	(8)(9)	United States	S + 6.25%	1.00%	9.98%	5/1/2028	5,855	5,821	5,855	1.94
The Mulch & Soil Company, LLC (Revolver)	(7)(8)	United States	S + 6.25%	1.00%	9.97%	5/1/2028	86	83	86	0.03
								7,631	7,676	2.54
Capital Markets
Apella Capital, LLC	(8)(9)(11)	United States	S + 5.75%	1.00%	9.52%	3/1/2029	584	575	584	0.19
Apella Capital, LLC	(8)(9)(11)	United States	S + 5.75%	1.00%	9.49%	3/1/2029	988	973	988	0.33
Apella Capital, LLC	(8)(9)(11)	United States	S + 5.75%	1.00%	9.52%	3/1/2029	1,248	1,232	1,248	0.41
Apella Capital, LLC (Delayed Draw)	(8)(9)(11)	United States	S + 5.75%	1.00%	9.64%	3/1/2029	293	291	293	0.10
Apella Capital, LLC (Delayed Draw)	(8)(9)(11)	United States	S + 5.75%	1.00%	9.52%	3/1/2029	991	984	991	0.33
Apella Capital, LLC (Delayed Draw)	(8)(9)(11)	United States	S + 5.75%	1.00%	9.59%	3/1/2029	1,488	1,476	1,488	0.49
Apella Capital, LLC (Delayed Draw)	(8)(9)(11)	United States	S + 5.75%	1.00%	9.57%	3/1/2029	247	242	247	0.08
Apella Capital, LLC (Revolver)	(7)(8)(11)	United States	S + 5.75%	1.00%	0.50%	3/1/2029	—	(5)	—	—
								5,768	5,839	1.93

First Eagle Private Credit Fund

Consolidated Schedule of Investments - (Continued)

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Chemicals
Highline Aftermarket Acquisition, LLC	(10)	United States	S + 3.50%	0.00%	7.32%	2/19/2030	1,980	1,976	1,994	0.66
								1,976	1,994	0.66
Commercial Services & Supplies
360 Partners, LLC	(8)(9)	United States	S + 4.50%	1.00%	8.37%	8/7/2031	5,898	5,834	5,832	1.93
360 Partners, LLC (Delayed Draw)	(7)(8)	United States	S + 4.50%	1.00%	1.00%	8/7/2031	—	(18)	(57)	(0.02)
360 Partners, LLC (Revolver)	(7)(8)	United States	S + 4.50%	0.00%	0.50%	8/7/2031	—	(30)	(32)	(0.01)
APS Acquisition Holdings, LLC	(8)(9)	United States	S + 5.50%	1.00%	9.17%	7/11/2029	7,999	7,908	7,999	2.65
APS Acquisition Holdings, LLC (Delayed Draw)	(7)(8)	United States	S + 5.50%	1.00%	9.17%	7/11/2029	1,214	1,201	1,214	0.40
APS Acquisition Holdings, LLC (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	0.50%	7/11/2029	—	(18)	—	—
Catawba Nation Gaming Authority	(10)	United States	S + 4.75%	0.00%	8.47%	3/29/2032	2,500	2,489	2,565	0.85
CI (MG) Group, LLC	(8)(9)	United States	S + 5.50%	1.00%	9.17%	3/27/2030	9,725	9,594	9,701	3.22
CI (MG) Group, LLC (Delayed Draw)	(7)(8)	United States	S + 5.50%	1.00%	9.17%	3/27/2030	2,408	2,378	2,396	0.80
CI (MG) Group, LLC (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.17%	3/27/2030	606	592	603	0.20
Cimpress USA Incorporated	(10)	United States	S + 2.50%	0.50%	6.22%	5/17/2028	1,975	1,975	1,983	0.66
LSF12 Crown US Commercial Bidco, LLC	(10)	United States	S + 3.50%	0.00%	7.37%	12/2/2031	1,943	1,926	1,958	0.65
Prime Security Services Borrower, LLC	(10)	United States	S + 2.00%	0.00%	6.13%	10/13/2030	1,778	1,788	1,783	0.59
SR Landscaping, LLC	(8)(9)	United States	S + 6.25%	1.00%	10.12%	10/30/2029	5,296	5,238	4,925	1.63
SR Landscaping, LLC (Delayed Draw)	(7)(8)(9)	United States	S + 6.25%	1.00%	10.12%	10/30/2029	844	825	719	0.24
SR Landscaping, LLC (Delayed Draw)	(8)(9)	United States	S + 6.25%	1.00%	10.12%	10/30/2029	1,759	1,753	1,636	0.54
SR Landscaping, LLC (Revolver)	(8)	United States	S + 6.25%	1.00%	10.12%	10/30/2029	890	882	828	0.27
SuperHero Fire Protection, LLC	(8)(9)	United States	S + 5.50%	1.00%	9.17%	12/31/2029	16,311	16,136	16,311	5.40
SuperHero Fire Protection, LLC (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.32%	12/31/2029	643	632	643	0.21
Waste Resource Management, Inc.	(8)(9)	United States	S + 5.75%	1.00%	9.47%	12/28/2029	5,529	5,469	5,529	1.83
Waste Resource Management, Inc.	(8)(9)	United States	S + 5.75%	1.00%	9.47%	12/28/2029	1,416	1,397	1,416	0.47
Waste Resource Management, Inc. (Delayed Draw)	(7)(8)	United States	S + 5.75%	1.00%	9.48%	12/28/2029	183	161	183	0.06
Waste Resource Management, Inc. (Delayed Draw)	(8)(9)	United States	S + 5.75%	1.00%	9.47%	12/28/2029	2,051	2,044	2,051	0.68
Waste Resource Management, Inc. (Revolver)	(7)(8)	United States	S + 5.75%	1.00%	0.50%	12/28/2029	—	(8)	—	—
								70,148	70,186	23.25

First Eagle Private Credit Fund

Consolidated Schedule of Investments - (Continued)

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Construction & Engineering
Air Conditioning Specialist, Inc.	(8)(9)	United States	S + 5.50%	1.00%	9.38%	11/19/2029	4,973	4,922	4,948	1.64
Air Conditioning Specialist, Inc. (Delayed Draw)	(8)(9)	United States	S + 5.50%	1.00%	9.38%	11/19/2029	3,633	3,589	3,615	1.20
Air Conditioning Specialist, Inc. (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.32%	11/19/2029	452	442	448	0.15
McHale & McHale Landscape Design, LLC	(8)(9)	United States	S + 5.25%	1.00%	8.64%	7/16/2031	8,529	8,436	8,433	2.79
McHale & McHale Landscape Design, LLC (Delayed Draw)	(7)(8)	United States	S + 4.75%	1.00%	8.54%	7/16/2031	969	954	921	0.31
McHale & McHale Landscape Design, LLC (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	0.50%	7/16/2031	—	(15)	(16)	(0.01)
R.L. James, Inc.	(8)(9)	United States	S + 6.00%	0.00%	9.91%	12/15/2028	1,541	1,521	1,541	0.51
R.L. James, Inc.	(8)(9)	United States	S + 6.00%	1.00%	10.02%	12/15/2028	746	734	746	0.25
R.L. James, Inc.	(8)(9)	United States	S + 6.00%	1.00%	9.82%	12/15/2028	2,255	2,227	2,255	0.75
R.L. James, Inc. (Delayed Draw)	(8)(9)	United States	S + 6.00%	1.00%	10.02%	12/15/2028	2,136	2,111	2,136	0.71
R.L. James, Inc. (Revolver)	(7)(8)	United States	S + 6.00%	1.00%	10.02%	12/15/2028	162	150	162	0.05
Tri Scapes, LLC	(8)(9)	United States	S + 5.50%	1.00%	9.40%	7/12/2030	4,916	4,856	4,842	1.60
Tri Scapes, LLC (Delayed Draw)	(7)(8)(9)	United States	S + 5.50%	1.00%	9.29%	7/12/2030	1,939	1,911	1,903	0.63
Tri Scapes, LLC (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	0.50%	7/12/2030	—	(13)	(18)	(0.01)
Violet Utility Buyer, LLC	(8)(9)	United States	S + 4.75%	1.00%	8.59%	7/24/2031	15,115	14,951	14,945	4.95
Violet Utility Buyer, LLC (Revolver)	(7)(8)	United States	S + 4.75%	0.00%	0.50%	7/24/2031	—	(34)	(37)	(0.01)
								46,742	46,824	15.51
Consumer Staples Distribution & Retail
Blazing Star Parent, LLC	(8)(9)	United States	S + 7.00%	1.00%	10.82%	8/28/2030	13,515	13,319	13,312	4.41
National Convenience Distributors, LLC	(8)(9)	United States	S + 6.75%	1.00%	10.52%	8/9/2028	8,471	8,322	8,312	2.75
National Convenience Distributors, LLC (Delayed Draw)	(8)(9)	United States	S + 6.75%	0.00%	10.52%	8/9/2028	1,101	1,082	1,081	0.36
								22,723	22,705	7.52
Containers & Packaging
R-Pac International Corp	(8)	United States	S + 6.00%	0.00%	9.84%	12/29/2027	2,356	2,344	2,356	0.78
								2,344	2,356	0.78
Diversified Consumer Services
LaserAway Intermediate Holdings II, LLC	(8)(9)	United States	S + 5.75%	0.75%	9.89%	10/14/2027	1,491	1,482	1,491	0.49
Mammoth Holdings, LLC	(8)(9)	United States	S + 6.00%	1.00%	9.67%	11/15/2030	5,167	5,085	4,986	1.65
Mammoth Holdings, LLC (Delayed Draw)	(8)(9)	United States	S + 6.00%	1.00%	9.94%	11/15/2030	1,299	1,278	1,253	0.41
Mammoth Holdings, LLC (Revolver)	(7)(8)	United States	S + 6.00%	1.00%	9.94%	11/15/2029	161	153	138	0.05
Streetmasters Intermediate, Inc	(8)(9)	United States	S + 5.50%	1.00%	9.22%	4/1/2030	12,373	12,233	12,064	4.00
Streetmasters Intermediate, Inc (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	0.50%	4/1/2030	—	(18)	(43)	(0.01)
								20,213	19,889	6.59
Electric Utilities
Mission Critical Group, LLC	(8)(9)	United States	S + 5.50%	0.00%	9.23%	4/17/2030	7,598	7,527	7,598	2.52
Mission Critical Group, LLC (Delayed Draw)	(7)(8)	United States	S + 5.50%	0.00%	9.33%	4/17/2030	2,113	2,095	2,113	0.70
Mission Critical Group, LLC (Revolver)	(7)(8)	United States	S + 5.50%	0.00%	0.50%	4/17/2030	—	(14)	—	—
								9,608	9,711	3.22

First Eagle Private Credit Fund

Consolidated Schedule of Investments - (Continued)

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Electrical Equipment
EiKO Global, LLC (Revolver)	(7)(8)(9)	United States	S + 6.50%	0.00%	10.17%	9/3/2030	3,584	3,464	3,455	1.15
								3,464	3,455	1.15
Financial Services
Apex Group Treasury Limited	(10)(11)	Europe	S + 3.50%	0.00%	7.39%	2/27/2032	2,978	2,972	2,814	0.93
Auxey Bidco Ltd.	(9)(10)(11)	Europe	S + 6.00%	0.00%	10.03%	6/29/2027	7,830	7,767	7,419	2.46
PRGX Global, Inc	(8)(9)	United States	S + 5.50%	1.00%	9.49%	12/20/2030	4,440	4,402	4,362	1.45
PRGX Global, Inc (Delayed Draw)	(7)(8)	United States	S + 5.50%	1.00%	1.00%	12/20/2030	—	(3)	(10)	—
Priority Holdings, LLC	(10)	United States	S + 3.75%	0.00%	7.47%	7/30/2032	2,957	2,945	2,913	0.97
Sagebrush Buyer, LLC	(8)(9)	United States	S + 5.00%	1.00%	8.72%	7/1/2030	9,400	9,284	9,400	3.11
Sagebrush Buyer, LLC (Revolver)	(7)(8)	United States	S + 5.00%	1.00%	0.50%	7/1/2030	—	(14)	—	—
TouchTunes Music Group, LLC	(10)	United States	S + 4.75%	0.00%	8.42%	4/2/2029	3,430	3,430	3,354	1.11
XPT Partners, LLC	(8)(9)	United States	S + 5.50%	1.00%	9.89%	9/13/2028	5,077	5,020	5,039	1.67
XPT Partners, LLC (Delayed Draw)	(7)(8)	United States	S + 5.50%	1.00%	9.89%	9/13/2028	253	246	244	0.08
XPT Partners, LLC (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.38%	9/13/2028	135	132	133	0.04
								36,181	35,668	11.82
Food Products
Aspire Bakeries Holdings LLC	(10)	United States	S + 3.50%	0.00%	7.22%	12/23/2030	1,990	1,982	2,004	0.66
Golden State Foods LLC	(10)	United States	S + 4.00%	0.00%	7.67%	12/4/2031	2,388	2,373	2,406	0.80
								4,355	4,410	1.46
Health Care Equipment & Supplies
Prescott's Inc.	(8)(9)	United States	S + 4.75%	1.00%	8.42%	12/30/2030	5,028	4,979	5,015	1.66
Prescott's Inc. (Delayed Draw)	(7)(8)	United States	S + 4.75%	1.00%	8.62%	12/30/2030	1,490	1,479	1,481	0.49
Prescott's Inc. (Revolver)	(7)(8)	United States	S + 4.75%	1.00%	0.50%	12/30/2030	—	(8)	(2)	—
								6,450	6,494	2.15

First Eagle Private Credit Fund

Consolidated Schedule of Investments - (Continued)

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
Community Based Care Acquisition, Inc. (Delayed Draw)	(8)(9)	United States	S + 5.25%	1.00%	9.02%	9/16/2027	3,724	3,685	3,724	1.24
Crisis Prevention Institute, Inc.	(10)	United States	S + 4.00%	0.50%	7.67%	4/9/2031	1,973	1,964	1,965	0.65
Dermatology Intermediate Holdings III, Inc	(9)	United States	S + 5.50%	0.50%	9.34%	3/30/2029	2,441	2,421	2,373	0.79
RMBUS Holdco Inc.	(8)(9)	United States	S + 6.50%	1.00%	10.62%	1/8/2029	5,546	5,480	5,546	1.84
RMBUS Holdco Inc. (Delayed Draw)	(7)(8)	United States	S + 6.50%	1.00%	1.00%	1/8/2029	—	(11)	—	—
RMBUS Holdco Inc. (Revolver)	(7)(8)	United States	S + 6.50%	1.00%	0.50%	1/8/2029	—	(11)	—	—
Elevate HD Parent, Inc.	(8)(9)	United States	S + 6.00%	1.00%	9.82%	8/20/2029	978	965	977	0.32
Elevate HD Parent, Inc. (Delayed Draw)	(8)	United States	S + 6.00%	1.00%	9.82%	8/20/2029	23	23	23	0.01
Elevate HD Parent, Inc. (Delayed Draw)	(7)(8)	United States	S + 6.00%	1.00%	9.82%	8/20/2029	275	273	275	0.09
Elevate HD Parent, Inc. (Revolver)	(7)(8)	United States	S + 6.00%	1.00%	0.50%	8/20/2029	—	(2)	—	—
Endo1 Partners, LLC	(8)(9)	United States	S + 7.14% (incl. 0.38% PIK)	2.00%	10.85%	5/23/2030	2,085	2,056	2,074	0.69
Endo1 Partners, LLC	(8)(9)	United States	S + 7.14% (incl. 0.38% PIK)	2.00%	10.85%	5/24/2030	7,841	7,687	7,762	2.57
Endo1 Partners, LLC (Revolver)	(7)(8)	United States	S + 4.38% (incl. 0.38% PIK)	1.00%	7.76%	5/23/2030	725	707	720	0.24
Gen4 Dental Partners Opco, LLC	(8)(9)	United States	S + 5.75%	1.00%	9.64%	5/13/2030	6,895	6,785	6,826	2.26
Gen4 Dental Partners Opco, LLC (Delayed Draw)	(7)(8)	United States	S + 5.75%	0.00%	1.00%	5/13/2030	—	(14)	(19)	(0.01)
Gen4 Dental Partners Opco, LLC (Revolver)	(7)(8)	United States	S + 5.50%	0.00%	0.50%	5/13/2030	—	(7)	(5)	—
Houseworks Holdings	(8)(9)	United States	S + 5.50%	1.00%	9.32%	12/15/2028	1,088	1,073	1,071	0.36
Houseworks Holdings	(8)(9)	United States	S + 5.50%	1.00%	9.32%	12/15/2028	2,492	2,479	2,455	0.81
Houseworks Holdings (Delayed Draw)	(8)(9)	United States	S + 5.50%	1.00%	9.32%	12/15/2028	316	312	312	0.10
Houseworks Holdings (Delayed Draw)	(7)(8)	United States	S + 5.50%	1.00%	1.00%	12/15/2028	—	(3)	(6)	—
Houseworks Holdings (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.32%	12/15/2028	116	113	113	0.04
In Vitro Sciences, LLC	(8)(9)	United States	S + 7.00%	1.00%	10.83%	2/28/2029	8,655	8,566	7,962	2.64
In Vitro Sciences, LLC (Delayed Draw)	(8)	United States	S + 7.00%	1.00%	10.83%	2/28/2029	2,211	2,204	2,034	0.67
In Vitro Sciences, LLC (Revolver)	(7)(8)	United States	S + 7.00%	1.00%	11.22%	2/28/2029	341	336	296	0.10
Medrina, LLC	(8)(9)	United States	S + 6.00%	1.00%	9.69%	10/20/2029	7,211	7,117	7,211	2.39
Medrina, LLC (Delayed Draw)	(8)(9)	United States	S + 6.00%	1.00%	10.22%	10/20/2029	1,275	1,269	1,275	0.42
Medrina, LLC (Revolver)	(7)(8)	United States	S + 6.00%	1.00%	0.50%	10/20/2029	—	(13)	—	—
Monarch Behavioral Therapy, LLC	(8)(9)	United States	S + 5.00%	1.00%	8.72%	6/6/2030	9,047	8,937	9,002	2.98
Monarch Behavioral Therapy, LLC (Delayed Draw)	(7)(8)(9)	United States	S + 5.00%	1.00%	8.72%	6/6/2030	1,388	1,382	1,380	0.46
Monarch Behavioral Therapy, LLC (Revolver)	(7)(8)	United States	S + 5.00%	1.00%	8.73%	6/6/2030	947	935	942	0.31
Quorum Health Resources	(8)(9)	United States	S + 5.25%	1.00%	9.07%	5/28/2027	1,618	1,603	1,610	0.53
Quorum Health Resources (Delayed Draw)	(8)(9)	United States	S + 5.25%	1.00%	9.07%	5/28/2027	756	749	752	0.25
Quorum Health Resources (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	9.07%	5/28/2027	201	184	192	0.06
								69,244	68,842	22.81

First Eagle Private Credit Fund

Consolidated Schedule of Investments - (Continued)

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Health Care Technology
Advantmed Buyer Inc	(8)(9)	United States	S + 4.50%	1.00%	8.17%	2/14/2031	11,516	11,385	11,516	3.81
Advantmed Buyer Inc (Delayed Draw)	(8)(9)	United States	S + 4.50%	1.00%	8.17%	2/14/2031	1,630	1,623	1,630	0.54
Advantmed Buyer Inc (Revolver)	(7)(8)	United States	S + 4.50%	1.00%	0.50%	2/14/2031	—	(25)	—	—
Greenway Health, LLC	(8)(9)	United States	S + 6.75%	0.00%	10.42%	4/1/2029	9,587	9,386	9,587	3.18
Visante Acquisition, LLC	(8)(9)	United States	S + 5.75%	1.00%	9.59%	1/31/2030	8,313	8,224	8,313	2.75
Visante Acquisition, LLC (Revolver)	(7)(8)	United States	S + 5.75%	1.00%	0.50%	1/31/2030	—	(10)	—	—
								30,583	31,046	10.28
Hotels, Restaurants & Leisure
Caesars Entertainment, Inc.	(10)(11)	United States	S + 2.25%	0.00%	5.97%	2/6/2030	1,720	1,734	1,711	0.57
								1,734	1,711	0.57
Household Durables
Thornton Carpet, LLC	(8)(9)	United States	S + 5.00%	1.00%	8.73%	5/15/2031	5,501	5,442	5,439	1.80
Thornton Carpet, LLC (Revolver)	(7)(8)	United States	S + 5.00%	1.00%	0.50%	5/15/2031	—	(28)	(31)	(0.01)
								5,414	5,408	1.79
Insurance
OEG Borrower, LLC	(10)	United States	S + 3.50%	0.00%	7.20%	6/30/2031	1,985	1,982	1,999	0.66
The Mutual Group, LLC	(8)(9)	United States	S + 5.75%	1.00%	9.42%	1/31/2030	9,570	9,465	9,570	3.17
The Mutual Group, LLC (Revolver)	(7)(8)	United States	S + 5.75%	1.00%	0.50%	1/31/2030	—	(7)	—	—
Tricor, LLC	(8)(9)	United States	S + 5.00%	1.00%	8.82%	8/8/2031	6,193	6,136	6,193	2.05
Tricor, LLC (Delayed Draw)	(7)(8)	United States	S + 5.00%	0.00%	1.00%	8/8/2031	—	(34)	—	—
Tricor, LLC (Revolver)	(7)(8)	United States	S + 5.00%	1.00%	0.50%	8/8/2031	—	(9)	—	—
								17,533	17,762	5.88
Interactive Media & Services
Case Works, LLC	(8)(9)	United States	S + 5.25%	1.00%	8.92%	10/1/2029	4,988	4,936	4,864	1.61
Case Works, LLC (Delayed Draw)	(8)(9)	United States	S + 5.25%	1.00%	9.28%	10/1/2029	749	746	730	0.24
Case Works, LLC (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	8.94%	10/1/2029	350	344	335	0.11
								6,026	5,929	1.96
IT Services
Argano, LLC	(8)(9)	United States	S + 5.50%	1.00%	9.23%	9/13/2029	11,517	11,353	11,517	3.81
Argano, LLC (Delayed Draw)	(8)(9)	United States	S + 5.50%	1.00%	9.22%	9/13/2029	5,039	4,995	5,039	1.67
Argano, LLC (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	0.50%	9/13/2029	—	(5)	—	—
Asurion, LLC	(10)	United States	S + 4.00%	0.00%	7.82%	8/19/2028	2,487	2,484	2,493	0.83
Rackspace Technology Global, Inc.		United States	S + 6.25%	0.75%	10.11%	5/15/2028	173	175	176	0.06
								19,002	19,225	6.37

First Eagle Private Credit Fund

Consolidated Schedule of Investments - (Continued)

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Machinery
BCP VI Summit Holdings LP	(10)	United States	S + 3.00%	0.00%	6.84%	1/30/2032	1,995	1,986	2,011	0.67
CPM Holdings, Inc.	(9)	United States	S + 4.50%	0.00%	8.34%	9/28/2028	1,194	1,194	1,190	0.39
SPX Flow, Inc.	(10)	United States	S + 2.75%	0.50%	6.47%	4/5/2029	2,000	2,009	2,008	0.67
								5,189	5,209	1.73
Media
MH Sub I, LLC	(10)	United States	S + 4.25%	0.00%	7.97%	5/3/2028	997	992	930	0.31
WH Borrower, LLC	(10)	United States	S + 4.50%	0.00%	8.39%	2/20/2032	1,990	1,982	2,002	0.66
								2,974	2,932	0.97
Metals & Mining
Minerals Technologies Inc.	(8)(10)(11)	United States	S + 2.00%	0.00%	5.72%	11/26/2031	1,980	1,990	1,990	0.66
								1,990	1,990	0.66
Passenger Airlines
AAdvantage Loyality IP Ltd.	(10)	United States	S + 2.25%	0.00%	6.13%	4/20/2028	1,848	1,890	1,855	0.61
								1,890	1,855	0.61
Pharmaceuticals
Nephron Pharmaceuticals, LLC	(8)(9)	United States	S + 4.00%	3.25%	7.99%	12/30/2027	1,846	1,833	1,846	0.61
Nephron Pharmaceuticals, LLC	(8)(9)	United States	S + 9.20%	3.25%	13.19%	12/30/2027	6,277	6,210	6,277	2.08
Syner-G Intermediate Holdings, LLC	(8)(9)	United States	S + 5.25%	1.00%	8.92%	9/17/2030	10,275	10,182	9,453	3.13
Syner-G Intermediate Holdings, LLC (Revolver)	(7)(8)	United States	S + 5.00%	1.00%	0.50%	9/17/2030	—	(10)	(92)	(0.03)
								18,215	17,484	5.79
Professional Services
Eisner Advisory Group LLC	(10)	United States	S + 4.00%	0.50%	7.72%	2/28/2031	2,963	2,984	2,987	0.99
Grant Thornton Advisors LLC	(10)	United States	S + 2.75%	0.00%	6.47%	6/2/2031	1,985	1,999	1,991	0.66
Harbour Benefit Holdings, Inc.	(8)(9)	United States	S + 5.50%	1.00%	9.17%	7/11/2029	9,875	9,759	9,776	3.24
Harbour Benefit Holdings, Inc. (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.22%	7/11/2029	524	511	512	0.17
HFW Companies, LLC	(8)(9)	United States	S + 5.00%	1.00%	8.85%	5/1/2031	8,905	8,811	8,816	2.92
HFW Companies, LLC (Delayed Draw)	(7)(8)	United States	S + 5.00%	1.00%	8.85%	5/1/2031	1,856	1,831	1,785	0.59
HFW Companies, LLC (Revolver)	(7)(8)	United States	S + 5.00%	1.00%	0.50%	5/1/2031	—	(9)	(9)	—
Schola Group Acquisition, Inc.	(8)(9)	United States	S + 4.75%	1.00%	8.59%	4/9/2031	5,449	5,393	5,395	1.79
Schola Group Acquisition, Inc. (Delayed Draw)	(7)(8)	United States	S + 4.75%	0.00%	8.60%	4/9/2031	783	768	738	0.24
Schola Group Acquisition, Inc. (Revolver)	(7)(8)	United States	S + 4.75%	0.00%	0.50%	4/9/2031	—	(11)	(11)	—
Strategy Corps, LLC	(8)(9)	United States	S + 5.50%	1.00%	9.22%	6/28/2030	6,249	6,182	6,139	2.03
Strategy Corps, LLC (Delayed Draw)	(7)(8)	United States	S + 5.25%	1.00%	1.00%	6/28/2030	—	(8)	(58)	(0.02)
Strategy Corps, LLC (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.24%	6/28/2030	206	190	177	0.06
Unified Patents, LLC	(8)(9)	United States	S + 4.75%	0.00%	8.35%	12/23/2027	10,338	10,279	10,286	3.40
Unified Patents, LLC (Revolver)	(7)(8)	United States	S + 4.75%	0.00%	0.50%	12/23/2027	—	(6)	(6)	—
								48,673	48,518	16.07

First Eagle Private Credit Fund

Consolidated Schedule of Investments - (Continued)

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Real Estate Management & Development
841 Prudential MOB LLC	(8)	United States	S + 6.50%	2.50%	10.32%	10/9/2027	13,773	13,641	13,773	4.56
841 Prudential MOB LLC (Delayed Draw)	(7)(8)	United States	S + 6.50%	2.50%	1.00%	10/9/2027	—	(2)	—	—
								13,639	13,773	4.56
Software
AQA Acquisition Holding, Inc	(10)	United States	S + 4.00%	0.00%	7.84%	3/3/2028	992	991	937	0.31
Boxer Parent Company Inc.	(10)	United States	S + 3.00%	0.00%	6.82%	7/30/2031	1,985	1,984	1,982	0.66
CDK Global, Inc.		United States	S + 3.25%	0.00%	6.92%	7/6/2029	997	993	848	0.28
Cloudera, Inc.	(9)(10)	United States	S + 3.75%	0.00%	7.57%	10/8/2028	4,671	4,668	4,488	1.48
CMI Marketing, Inc		United States	S + 4.25%	0.50%	8.08%	3/23/2028	1,974	1,971	1,952	0.65
Dragon Buyer Inc.	(10)	United States	S + 2.75%	0.00%	6.42%	9/30/2031	1,980	1,972	1,984	0.66
Flash Charm, Inc.	(9)	United States	S + 3.50%	0.00%	7.35%	3/2/2028	997	992	933	0.31
Irving Parent, Corp.	(8)(9)	United States	S + 5.25%	1.00%	8.92%	3/11/2031	16,549	16,322	16,300	5.40
Irving Parent, Corp. (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	0.50%	3/11/2031	—	(31)	(36)	(0.01)
Modena Buyer LLC	(10)	United States	S + 4.25%	0.00%	8.09%	7/1/2031	1,982	1,949	1,976	0.65
Project Alpha Intermediate Holdings, Inc.	(10)	United States	S + 3.25%	0.50%	6.92%	10/26/2030	1,975	1,992	1,974	0.65
Rocket Software, Inc.	(10)	United States	S + 3.75%	0.00%	7.47%	11/28/2028	990	983	991	0.33
Zodiac Purchaser, L.L.C.	(10)	United States	S + 3.50%	0.00%	7.22%	2/14/2032	998	993	995	0.33
								35,779	35,324	11.70
Specialty Retail
BW Gas & Convenience Holdings, LLC	(10)	United States	S + 3.50%	0.50%	7.33%	3/31/2028	1,949	1,948	1,950	0.65
Penney Holdings LLC	(8)(9)	United States	S + 8.13%	2.50%	11.82%	9/20/2030	5,000	4,879	4,875	1.61
Sweetwater Borrower LLC	(8)(10)	United States	S + 4.25%	0.75%	8.08%	8/7/2028	1,941	1,932	1,956	0.65
Xcel Brands, Inc.	(8)(9)(11)	United States	S + 8.50%	2.00%	12.17%	12/12/2028	1,083	1,047	1,083	0.36
								9,806	9,864	3.27

First Eagle Private Credit Fund

Consolidated Schedule of Investments - (Continued)

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Trading Companies & Distributors
DXP Enterprises, Inc.	(10)(11)	United States	S + 3.25%	0.00%	6.97%	10/11/2030	1,466	1,460	1,481	0.49
Johnstone Supply, LLC	(10)	United States	S + 2.50%	0.00%	6.23%	6/9/2031	1,985	1,997	1,998	0.66
Verde Purchaser, LLC	(10)	United States	S + 4.00%	0.00%	7.67%	11/30/2030	1,972	1,965	1,975	0.65
White Cap Supply Holdings, LLC	(10)	United States	S + 3.25%	0.00%	6.97%	10/19/2029	1,973	1,963	1,983	0.66
								7,385	7,437	2.46
Total First Lien Debt								$568,526	$566,755	187.74%

Second Lien Debt
Pharmaceuticals
Alvogen Pharma US, Inc.	(8)	United States	S + 10.50% (incl. 8.00% PIK)	0.00%	14.17%	3/1/2029	856	620	586	0.20
								620	586	0.20
Warrant
Specialty Retail
Xcel Brands, Inc.	(8)	United States					8	31	1	—
								31	1	—
Total Investments - non-controlled/non-affiliated								$569,177	$567,342	187.94%

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
(4)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to SOFR (denoted as “S”) or Prime (denoted as “P”) which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2025. Variable rate loans typically include an interest reference rate floor feature, which the Company has indicated if applicable.
(5)
Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares/shares owned.
(6)
The cost represents the original cost adjusted for the amortization of discount and premium, as applicable, and inclusive of any capitalized paid-in-kind income (“PIK”), for debt securities.
(7)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. The fair value of the loan investments may include the impact of the unfunded commitment being valued below par. Negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

First Eagle Private Credit Fund

Consolidated Schedule of Investments - (Continued)

December 31, 2025

(in thousands, except shares)

(8)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Valuation Designee under the oversight of the Board of Trustees (refer to Note 2 and Note 5), pursuant to the Company’s valuation policy.
(9)
These debt investments were pledged as collateral under the Company’s MS Credit Facility as of December 31, 2025 (refer to Note 6, “Borrowings”).
(10)
These debt investments were pledged as collateral under the Company’s JPM Credit Facility as of December 31, 2025 (refer to Note 6, "Borrowings").
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, non-qualifying assets represented approximately 3.7% of the total assets of the Company.
(12)
Loan was on non-accrual status as of December 31, 2025.

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

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2024

(in thousands, except shares)

(7)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. The fair value of the loan investments may include the impact of the unfunded commitment being valued below par. Negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
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
(12)
These debt investments were pledged as collateral under the Company’s MS Credit Facility as of December 31, 2024 (refer to Note 6, “Borrowings”).
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

The Company is externally managed by First Eagle Investment Management, LLC (“FEIM” or the “Adviser”). The Adviser oversees the management of the Company’s activities and supervises the activities of First Eagle Alternative Credit, LLC (“FEAC” or the “Subadviser,” and together with the Adviser, the “Advisers”). FEAC, an alternative credit adviser that is a wholly-owned subsidiary of FEIM, serves as the Company’s investment subadviser and administrator (the “Administrator”). As of September 5, 2025, Napier Park Global Capital LLC (“Napier Park”), which is also a wholly-owned subsidiary of FEIM, and FEAC investment activities are unified under Napier Park’s management.

The Company has three wholly owned subsidiaries - First Eagle Private Credit Fund SPV, LLC, First Eagle Private Credit Fund BSL SPV I, LLC, which are financing subsidiaries of the Company, and FEPC Fund Servicer, LLC, which is the servicer of the Company’s MS Credit Facility (see Note 6—“Borrowings”).

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

The Company commenced its loan origination process and investment activities contemporaneously with the initial closing (excluding the initial seed capital investment made by the Adviser) of the Private Offering on June 12, 2023 (the “Initial Closing”), and commenced operations following its first capital call on July 10, 2023 (the “Commencement of Operations”). Prior to the Initial Closing, on April 28, 2023, the Adviser purchased 4,000 Common Shares at $25.00 per share.

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

The Company was initially capitalized on April 28, 2023 and commenced operations on July 10, 2023. As a result, comparative consolidated statements of operations, consolidated statements of changes in net assets and consolidated statements of cash flows are presented for the period of April 28, 2023 (initial capitalization) through December 31, 2023.

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

During the years ended December 31, 2025 and 2024, and the reporting period ended December 31, 2023, the Company had $63,937, $36,607, and $1,023, respectively, of interest income.

PIK Income

The Company may have investments in its portfolio which contain a contractual paid-in-kind (“PIK”), interest provision. PIK interest is computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment, and is recorded as income. The Company will cease accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect amounts to be collectible and will generally only begin to recognize PIK income again when all principal and interest have been paid or upon the restructuring of the investment where the interest is deemed collectible. To maintain the Company’s status as a RIC, PIK interest income, which is considered investment company taxable income, may be required to be paid out to shareholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash. During the year ended December 31, 2025, the Company had $129 of PIK income, which is included in Interest Income on the Consolidated Statement of Operations. The Company did not have any PIK investments during the year ended December 31, 2024 and the reporting period ended December 31, 2023.

Dividend Income

Dividend income from cash equivalents is recorded on the record date. Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from a limited liability company or limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. During the years ended December 31, 2025 and 2024, and the reporting period ended December 31, 2023, the Company had $1,247, $4,004, and $3,213, respectively, of dividend income.

Other Income

The Company may also generate revenue in the form of structuring, arranger or due diligence fees, amendment or consent fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees. Such fees are recognized as income when earned or the services are rendered. During the years ended December 31, 2025 and 2024, and the reporting period ended December 31, 2023, the Company had $1,767, $1,504, and $211, respectively, of other income.

Non-Accrual

Loans are placed on non-accrual status when there is reasonable doubt whether principal or interest payments will be collected in full. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. Additionally, any original issue discount (“OID”) and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2025, non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.07%, respectively. As of December 31, 2024, non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.08%, respectively.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing and amendments of the Company’s Credit Facilities, including legal, accounting, and other related expenses. These costs are capitalized at the time of payment and are amortized using the straight line method over the term of the Company’s Credit Facilities.

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

Capitalized deferred financing costs related to the Company’s Credit Facilities are presented separately on the Company’s Consolidated Statement of Assets and Liabilities. Refer to Note 6 - “Borrowings” for additional information.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company has adopted ASU 2023-09 effective for the fiscal year ended December 31, 2025 and concluded that the application did not have any material impact on its consolidated financial statements for the year ended December 31, 2025.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements (“ASU 2025-11”), which improves the navigability of required interim disclosures and clarifies when that guidance is applicable. Additionally, ASU 2025-11 provides additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.

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

On August 15, 2025, funds managed by Genstar Capital acquired a majority investment in First Eagle Holdings, Inc., the parent company of FEIM, FEAC and Napier Park (the “Transaction”). The closing of the Transaction was deemed an “assignment” under the 1940 Act of the Prior Advisory Agreement and the Prior Subadvisory Agreement. Accordingly, a new investment advisory agreement between the Company and FEIM (the “Advisory Agreement”) and a new investment subadvisory agreement among the Company, FEIM and FEAC (the “Subadvisory Agreement,” and together with the Advisory Agreement, the “Advisory Agreements”) were approved by the Board on April 17, 2025. In addition, at a special meeting of shareholders of the Company held on June 27, 2025, the shareholders of the Company approved the Advisory Agreements.

The Advisory Agreement and the Subadvisory Agreement, which are substantially similar to the Prior Advisory Agreement and the Prior Subadvisory Agreement, respectively, became effective on August 15, 2025, as of the closing of the Transaction, and provide for the continuation of the Company’s investment program without interruption.

Under the terms of the Prior Advisory Agreement and the Advisory Agreement, the Company pays the Adviser a fee for its services consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is ultimately borne by the shareholders. The subadvisory fee payable to FEAC is paid by FEIM out of its investment advisory fee rather than paid separately by the Company. Base management fees and incentive fees began to accrue upon the Commencement of Operations.

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

For the years ended December 31, 2025 and 2024, and the reporting period ended December 31, 2023, the Company accrued $3,756, $3,617, and $683, respectively, in base management fees. For the years ended December 31, 2025 and 2024, and the reporting period ended December 31, 2023, the Advisers waived $2,808, $3,617, and $683, respectively, in base management fees (see “Fee Waiver” below). As of December 31, 2025 and December 31, 2024, $160 and zero, respectively, were payable to the Adviser relating to management fees.

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

For the years ended December 31, 2025 and 2024, and the reporting period ended December 31, 2023, the Company accrued $3,935, $2,678, and zero, respectively, in income-based incentive fees, which were fully waived (see “Fee Waiver” below). As of December 31, 2025 and December 31, 2024, there were no amounts payable to the Adviser relating to income-based incentive fees.

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

For the years ended December 31, 2025 and 2024, and the reporting period ended December 31, 2023, the Company accrued zero, ($25), and $25, respectively, in capital gains incentive fees, which were fully waived (see “Fee Waiver” below). As of December 31, 2025 and December 31, 2024, there were no amounts payable to the Adviser relating to capital gain incentive fees.

Fee Waiver

For the period from the Commencement of Operations through June 30, 2025, the Advisers had agreed to waive all management fees, incentive fees and subadvisory fees (the “Initial Advisory Fee Waiver”) payable to them under the Advisory Agreement and Subadvisory Agreement.

For the period from July 1, 2025 through December 31, 2025, the Advisers had agreed to waive 50% of the base management fee and 100% of the incentive fee payable to them under the Advisory Agreements (together with the Initial Advisory Fee Waiver, the “Advisory Fee Waivers”). The Advisory Fee Waivers are not revocable during their terms and amounts waived pursuant to the Advisory Fee Waivers will not be subject to any right of future recoupment in favor of the Advisers.

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

For the years ended December 31, 2025 and 2024, and the reporting period ended December 31, 2023, the Company incurred administrator expenses of $1,714, $1,642, and $769, respectively. As of December 31, 2025 and December 31, 2024, $391 and $469, respectively, of administrator expenses were due to the Administrator, which were included in accrued administration expense on the Consolidated Statement of Assets and Liabilities. Additionally, as of December 31, 2025 and December 31, 2024, $53 and $138, respectively, were due to the Administrator for direct expenses paid on the Company’s behalf, which were included in due to affiliates on the Consolidated Statement of Assets and Liabilities.

Expense Support and Conditional Reimbursement Agreement

From the effective date of the Company’s registration statement relating to its public offering (June 6, 2024) through the term of the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”), which shall be at least 24 months from the effective date of the Company’s registration statement, the Adviser will advance all of the Company’s Other Operating Expenses (as defined below) so such expenses do not exceed 1.00% (on an annualized basis) of the Company’s NAV (“Required Expense Payment”). Any Required Expense Payment must be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates.

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

Additionally, pursuant to the Expense Support Agreement, the Adviser may elect to pay, at such times as the Adviser determines, certain additional expenses on the Company’s behalf (each such payment, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”), provided that no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

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

No Reimbursement Payment for any Applicable Calendar Month shall be made if (1) the Effective Rate of Distributions Per Share (as defined below) declared by the Company at the time of such proposed Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates unless such decrease in the Effective Rate of Distribution Per Share is as a result of a reduction in SOFR, or (2) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceed 1.00% of the Company’s net asset value at the end of the Applicable Calendar Month. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any.

The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the Applicable Calendar Month, except to the extent the Adviser has waived its right to receive such payment for the Applicable Calendar Month.

The following is a summary of Expense Payments and related Reimbursement Payments for the years ended December 31, 2025 and 2024:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
January 31, 2025	$434	$—	$434	January 31, 2028
February 28, 2025	359	—	359	February 28, 2028
March 31, 2025	559	—	559	March 31, 2028
April 30, 2025	468	—	468	April 30, 2028
May 31, 2025	490	—	490	May 31, 2028
June 30, 2025	544	—	544	June 30, 2028
July 31, 2025	461	—	461	July 31, 2028
August 31, 2025	377	—	377	August 31, 2028
September 30, 2025	337	—	337	September 30, 2028
October 31, 2025	292	—	292	October 31, 2028
November 30, 2025	314	—	314	November 30, 2028
December 31, 2025	249	—	249	December 31, 2028
Total	$4,884	$—	$4,884

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
June 30, 2024	$321	$—	$321	June 30, 2027
July 31, 2024	341	—	341	July 31, 2027
August 31, 2024	329	—	329	August 31, 2027
September 30, 2024	369	—	369	September 30, 2027
October 31, 2024	386	—	386	October 31, 2027
November 30, 2024	449	—	449	November 30, 2027
December 31, 2024	390	—	390	December 31, 2027
Total	$2,585	$—	$2,585

For the year ended December 31, 2025, the Company accrued Expense Payments due from the Adviser in the amount of $4,884. For the year ended December 31, 2025, there were no Reimbursement Payments made to the Adviser.

For the year ended December 31, 2024, the Company accrued Expense Payments due from the Adviser in the amount of $2,585. For the year ended December 31, 2024, there were no Reimbursement Payments made to the Adviser.

For the reporting period ended December 31, 2023, there were no Expense Payments made by the Adviser and no Reimbursement Payments made to the Adviser.

As of December 31, 2025 and December 31, 2024, $854 and $2,585, respectively, of Expense Payments were due from the Adviser, which were included in due from adviser on the Consolidated Statement of Assets and Liabilities.

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

Distribution and Service Plan

On January 10, 2025, the Board approved a distribution and service plan (the “Distribution and Service Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Intermediary Manager with respect to Class I shares, Class S shares and Class D shares on an annualized basis as a percentage of the Company’s NAV for such class.

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

For the year ended December 31, 2025, the Company accrued shareholder servicing and/or distribution fees of less than $1, which were attributable to Class D shares. There were no shareholder servicing and/or distribution fees accrued for the same time period for Class S shares.

There were no shareholder servicing and/or distribution fees accrued for either Class D shares or Class S shares for the year ended December 31, 2024 and the reporting period ended December 31, 2023.

Note 4. Investments

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2025 and December 31, 2024:

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$568,526	$566,755	99.90%	$653,670	$653,893	100.00%
Second Lien Debt	620	586	0.10%	—	—	—
Warrant	31	1	—	31	32	—
Total investments	$569,177	$567,342	100.00%	$653,701	$653,925	100.00%

The following is a summary of the industry classifications in which the Company invests as of December 31, 2025 and December 31, 2024:

December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$1,981	$2,011	0.35%	0.67%
Air Freight & Logistics	9,007	8,440	1.49	2.80
Automobile Components	12,422	12,355	2.18	4.09
Broadline Retail	12,437	12,433	2.19	4.12
Building Products	7,631	7,676	1.35	2.54
Capital Markets	5,768	5,839	1.03	1.93
Chemicals	1,976	1,994	0.35	0.66
Commercial Services & Supplies	70,148	70,186	12.37	23.25
Construction & Engineering	46,742	46,824	8.25	15.51
Consumer Staples Distribution & Retail	22,723	22,705	4.00	7.52
Containers & Packaging	2,344	2,356	0.42	0.78
Diversified Consumer Services	20,213	19,889	3.51	6.59
Electric Utilities	9,608	9,711	1.71	3.22
Electrical Equipment	3,464	3,455	0.61	1.15
Financial Services	36,181	35,668	6.29	11.82
Food Products	4,355	4,410	0.78	1.46
Health Care Equipment & Supplies	6,450	6,494	1.14	2.15
Health Care Providers & Services	69,244	68,842	12.13	22.81
Health Care Technology	30,583	31,046	5.47	10.28
Hotels, Restaurants & Leisure	1,734	1,711	0.30	0.57
Household Durables	5,414	5,408	0.95	1.79
Insurance	17,533	17,762	3.13	5.88
Interactive Media & Services	6,026	5,929	1.04	1.96
IT Services	19,002	19,225	3.39	6.37
Machinery	5,189	5,209	0.92	1.73
Media	2,974	2,932	0.52	0.97
Metals & Mining	1,990	1,990	0.35	0.66
Passenger Airlines	1,890	1,855	0.33	0.61
Pharmaceuticals	18,835	18,070	3.19	5.99
Professional Services	48,673	48,518	8.55	16.07
Real Estate Management & Development	13,639	13,773	2.43	4.56
Software	35,779	35,324	6.23	11.70
Specialty Retail	9,837	9,865	1.74	3.27
Trading Companies & Distributors	7,385	7,437	1.31	2.46
	$569,177	$567,342	100.00%	187.94%

December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$8,288	$8,329	1.27%	2.77%
Air Freight & Logistics	15,187	15,401	2.35	5.13
Automobile Components	13,153	13,112	2.00	4.37
Building Products	6,571	6,646	1.02	2.21
Chemicals	17,581	17,568	2.69	5.86
Commercial Services & Supplies	25,280	25,283	3.87	8.42
Communications Equipment	2,000	1,995	0.31	0.66
Construction & Engineering	3,847	3,791	0.58	1.26
Containers & Packaging	11,304	11,393	1.74	3.79
Diversified Consumer Services	22,514	22,643	3.46	7.54
Diversified Telecommunication Services	8,859	8,943	1.37	2.98
Electrical Equipment	11,337	11,360	1.74	3.78
Electronic Equipment, Instruments & Components	1,975	1,968	0.29	0.66
Entertainment	8,856	8,941	1.37	2.98
Financial Services	52,403	52,495	8.03	17.48
Food Products	8,376	8,492	1.30	2.83
Ground Transportation	12,014	12,084	1.85	4.02
Health Care Equipment & Supplies	9,946	9,943	1.52	3.31
Health Care Providers & Services	77,579	75,647	11.57	25.19
Health Care Technology	17,730	18,082	2.77	6.02
Hotels, Restaurants & Leisure	11,708	11,788	1.80	3.92
Household Durables	12,390	12,531	1.92	4.17
Insurance	29,423	29,560	4.52	9.84
IT Services	8,947	9,011	1.38	3.00
Machinery	37,197	37,096	5.67	12.35
Media	8,061	8,147	1.25	2.71
Metals & Mining	2,012	2,010	0.31	0.67
Oil, Gas & Consumable Fuels	1,000	1,003	0.14	0.33
Passenger Airlines	5,380	5,404	0.83	1.80
Personal Care Products	2,000	2,016	0.31	0.67
Pharmaceuticals	19,048	18,992	2.90	6.32
Professional Services	68,395	68,543	10.48	22.82
Real Estate Management & Development	13,579	13,555	2.07	4.51
Software	61,199	61,338	9.38	20.42
Specialty Retail	13,328	13,470	2.06	4.49
Textiles, Apparel & Luxury Goods	6,795	6,833	1.05	2.28
Trading Companies & Distributors	14,474	14,534	2.22	4.85
Wireless Telecommunication Services	3,965	3,978	0.61	1.32
	$653,701	$653,925	100.00%	217.73%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$558,438	$557,109	98.20%	184.55%
Europe	10,739	10,233	1.80	3.39
Total	$569,177	$567,342	100.00%	187.94%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$628,216	$628,349	96.09%	209.22%
Canada	5,749	5,810	0.89	1.93
Europe	19,736	19,766	3.02	6.58
Total	$653,701	$653,925	100.00%	217.73%

As of December 31, 2025, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.07%, respectively. As of December 31, 2024, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.08%, respectively.

As of December 31, 2025 and December 31, 2024, on a fair value basis, 100.00% of the Company’s performing debt investments bore interest at a floating rate.

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

As of December 31, 2025, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuations procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

Fair Value Disclosures

The following is a summary of the composition of the Company’s investment portfolio at fair value as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$90,219	$476,536	$566,755
Second Lien Debt	—	—	586	586
Warrant	—	—	1	1
Total Investments	$—	$90,219	$477,123	$567,342
Percentage of Total	0.00%	15.90%	84.10%	100.00%

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$321,304	$332,589	$653,893
Warrant	—	—	32	32
Total Investments	$—	$321,304	$332,621	$653,925
Percentage of Total	0.00%	49.13%	50.87%	100.00%

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the year ended December 31, 2025 and December 31, 2024:

	For the Year Ended December 31, 2025
	First Lien Loan	Second Lien Loan	Warrant	Total Investments
Fair value, beginning of period	$332,589	$—	$32	$332,621
Purchase of investments (including PIK)	264,375	68	—	264,443
Proceeds from principal repayments and sales of investments	(99,674)	(25)	—	(99,699)
Amortization of premium/accretion of discount, net	2,133	49	—	2,182
Net realized gain (loss) on investments	(878)	—	—	(878)
Net change in unrealized appreciation (depreciation) on investments	825	(34)	(31)	760
Restructures	(528)	528	—	—
Transfers out of Level 3	(29,164)	—	—	(29,164)
Transfers into Level 3	6,858	—	—	6,858
Fair value, end of period	$476,536	$586	$1	$477,123
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at December 31, 2025	$(867)	$(34)	$(31)	$(932)

	For the Year Ended December 31, 2024
	First Lien Loan	Warrant	Total Investments
Fair value, beginning of period	$65,862	$2	$65,864
Purchase of investments (including PIK)	299,102	31	299,133
Proceeds from principal repayments and sales of investments	(27,281)	—	(27,281)
Amortization of premium/accretion of discount, net	891	—	891
Net realized gain (loss) on investments	52	—	52
Net change in unrealized appreciation (depreciation) on investments	(1,099)	(1)	(1,100)
Transfers out of Level 3	(4,938)	—	(4,938)
Fair value, end of period	$332,589	$32	$332,621
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at December 31, 2024	$(1,113)	$(1)	$(1,114)

Investments were transferred out of Level 3 during the years ended December 31, 2025 and 2024 due to improvements in the quantity and quality of information, specifically the number of vendor quotes available to support the valuation of each investment, as assessed by the Valuation Designee. Investments were transferred into Level 3 during the year ended December 31, 2025 due to a decrease in the quantity and quality of information, specifically the number of vendor quotes available to support the valuation of each investment, as assessed by the Valuation Designee.

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2025 and December 31, 2024. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
First lien debt (2)	$404,134	Discounted cash flows (income approach)	Comparative Yield	7.46%	14.33%	9.58%
	66,447	Recoverability	Collateral Value	$19.4mm	$12,657.7mm	$3,178.4mm
	470,581
Warrant	1	Option pricing model	Volatility	50.00%	80.00%	65.00%
			Time Horizon (years)	1.0 yrs	5.0 yrs	3.0 yrs
Total	$470,582
(1)
Weighted averages are calculated based on fair value of investments.
(2)
Excluded from the presentation is $5,955 in first lien senior secured debt and $586 in second lien senior secured debt for which the Valuation Designee did not develop the unobservable inputs for the determination of fair value (examples include insufficient liquidity and single source quotation).

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

Other Financial Assets and Liabilities

As of December 31, 2025, the carrying amounts of the Company’s other financial instruments, such as cash and cash equivalents, receivables and payables, approximate the fair value of such items due to the short maturity of such instruments and would be categorized as Level 1 within the fair value hierarchy. As of December 31, 2025, the carrying amounts of the Company’s outstanding Credit Facilities approximate fair value and would be categorized as Level 3 within the fair value hierarchy. The fair values of the Credit Facilities are estimated based upon market interest rates and entities with similar credit risk.

Note 6. Borrowings

In connection with the Company’s organization, the Board and the Company’s initial shareholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result of this approval, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025, the Company’s asset coverage ratio was 189.0%.

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

The Company’s ability to borrow under the MS Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 75% of the principal balance of its eligible portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 65%. Under the terms of the MS Credit Facility, the MS Credit Facility SPV is permitted to reinvest available cash and make new borrowings under the MS Credit Facility through September 22, 2026. The MS Credit Facility has a minimum utilization requirement (“MS Credit Facility Minimum Utilization”) of 35% of the facility amount (following a nine-month ramp-up period through September 21, 2024). The MS Credit Facility Minimum Utilization increased to 65% from September 22, 2024 and increased again to 75% from November 7, 2024 through the end of the revolving period. Distributions from the MS Credit Facility SPV to the Company are limited by the terms of the MS Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The MS Credit Facility SPV’s obligations under the MS Credit Facility are secured by a first priority security interest in substantially all of the assets of the MS Credit Facility SPV, including its portfolio of investments, and the Company’s equity interest in the MS Credit Facility SPV. As of December 31, 2025, the Company held 89 investments with a total fair market value of $445,989 in the MS Credit Facility SPV as collateral for the MS Credit Facility. As of December 31, 2025, the Company had $264,100 in borrowings outstanding under the MS Credit Facility. As of December 31, 2024, the Company held 120 investments with a total fair market value of $505,108 in the MS Credit Facility SPV as collateral for the MS Credit Facility. As of December 31, 2024, the Company had $325,600 in borrowings outstanding under the MS Credit Facility.

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

Components of Interest Expense

The components of the Company’s interest expense on the MS Credit Facility were as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024		For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Borrowing interest expense	$21,461	$9,698		$—
Borrowing administration fees	533	534		148
Facility unused fees	230	1,445		589
Amortization of financing costs	618	615		151
Total interest expense	$22,842	$12,292		$888
Average Debt Outstanding	312,334	161,319	(1)	—
Average Stated Interest Rate	6.77%	7.93%	(1)	—
(1)
Average taken from date of initial borrowing on March 29, 2024.

JPM Credit Facility

On April 9, 2025, First Eagle Private Credit Fund BSL SPV I, LLC (the “JPM Credit Facility SPV”), a wholly-owned financing subsidiary of the Company, as borrower, entered into a $100,000 senior secured revolving credit facility (the “JPM Credit Facility,” and together with the MS Credit Facility, the “Credit Facilities”) with JPMorgan Chase Bank, National Association, as initial lender, certain other lenders from time to time party thereto, FEAC, as portfolio manager, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent.

The Company’s ability to borrow under the JPM Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 70% of the net asset value of the portfolio assets held in the JPM Credit Facility SPV. Under the terms of the JPM Credit Facility, the JPM Credit Facility SPV is permitted to reinvest available cash and make new borrowing under the JPM Credit Facility through April 8, 2028. The JPM Credit Facility has a minimum utilization requirement (“JPM Credit Facility Minimum Utilization”) of 50% of the facility amount (following a three-month ramp-up period through July 9, 2025), increasing to 75% on October 10, 2025 through the end of the reinvestment period. Distributions from the JPM Credit Facility SPV to the Company are limited by the terms of the JPM Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The JPM Credit Facility SPV’s obligations under the JPM Credit Facility are secured by a first priority security interest in substantially all of the assets of the JPM Credit Facility SPV, including its portfolio of investments. As of December 31, 2025, the Company held 39 investments with a total fair market value of $78,395 in the JPM Credit Facility SPV as collateral for the JPM Credit Facility. As of December 31, 2025, the Company had $75,000 in borrowings outstanding under the JPM Credit Facility.

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

Components of Interest Expense

The components of the Company’s interest expense on the JPM Credit Facility were as follows:

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024	For the Period April 28, 2023 (initial capitalization) through December 31, 2023
Borrowing interest expense	$3,549		$—	$—
Borrowing administration fees	—		—	—
Facility unused fees	61		—	—
Amortization of financing costs	145		—	—
Total interest expense	$3,755		$—	$—
Average Debt Outstanding	83,814	(1)	—	—
Average Stated Interest Rate	5.71%	(1)	N/A	N/A
(1)
Average taken from date of initial borrowing on April 9, 2025.

For the years ended December 31, 2025 and 2024, and the reporting period ended December 31, 2023, the average total debt outstanding was $373,645, $161,319, and zero, respectively.

For the years ended December 31, 2025 and 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, was 7.12% and 7.93%, respectively. For the reporting period ended December 31, 2023, the Company did not have an effective annualized average interest rate as there was no debt outstanding.

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

As of December 31, 2025 and December 31, 2024, the Company has the following unfunded commitments to portfolio companies:

December 31, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
360 Partners, LLC	Delayed Draw	7/31/2027	$5,090	$(57)
841 Prudential MOB LLC	Delayed Draw	10/8/2027	$719	$—
APS Acquisition Holdings, LLC	Delayed Draw	7/11/2026	$2,264	$—
CI (MG) Group, LLC	Delayed Draw	3/27/2027	$2,180	$(5)
Elevate HD Parent, Inc.	Delayed Draw	2/18/2026	$257	$—
Gen4 Dental Partners Opco, LLC	Delayed Draw	5/13/2026	$1,867	$(19)
HFW Holdings, LLC	Delayed Draw	5/1/2027	$5,213	$(52)
Housework Holdings	Delayed Draw	5/28/2026	$417	$(6)
McHale Landscape Design, Inc.	Delayed Draw	7/16/2027	$3,314	$(37)
Mission Critical Group, LLC	Delayed Draw	4/17/2027	$1,849	$—
Monarch Behavioral Therapy, LLC	Delayed Draw	6/6/2026	$266	$(1)
Prescott's Inc.	Delayed Draw	12/30/2026	$2,091	$(5)
PRGX Global, Inc	Delayed Draw	2/20/2027	$597	$(10)
RMBUS Holdco Inc.	Delayed Draw	1/22/2026	$2,070	$—
Schola Group Acquisition, Inc.	Delayed Draw	4/9/2027	$3,777	$(38)
SR Landscaping, LLC	Delayed Draw	2/20/2026	$932	$(65)
Strategy Corps, LLC	Delayed Draw	6/28/2026	$3,300	$(58)
Tri Scapes, LLC	Delayed Draw	7/12/2026	$427	$(6)
Tricor, LLC	Delayed Draw	8/8/2027	$7,780	$—
Waste Resource Management Inc.	Delayed Draw	5/19/2027	$4,684	$—
XPT Partners, LLC	Delayed Draw	12/10/2026	$950	$(7)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Revolver
360 Partners, LLC	Revolver	8/7/2031	$2,874	$(32)
Advantmed Buyer Inc	Revolver	2/14/2031	$2,189	$—
Air Buyer Inc.	Revolver	7/23/2030	$171	$(5)
Air Conditioning Specialist, Inc.	Revolver	11/19/2029	$396	$(2)
Apella Capital LLC	Revolver	3/1/2029	$350	$—
APS Acquisition Holdings, LLC	Revolver	7/11/2029	$1,741	$—
Argano, LLC	Revolver	9/13/2029	$348	$—
Case Works, LLC	Revolver	10/1/2029	$253	$(6)
CI (MG) Group, LLC	Revolver	3/27/2030	$439	$(1)
Eiko Global, LLC	Revolver	9/3/2030	$2,130	$(48)
Elevate HD Parent, Inc.	Revolver	8/20/2029	$200	$—
Endo1 Partners, LLC	Revolver	5/23/2030	$322	$(2)
Enthusiast Auto Holdings, LLC	Revolver	12/19/2026	$1,151	$—
Gen4 Dental Partners Opco, LLC	Revolver	5/13/2030	$467	$(5)
HFW Holdings, LLC	Revolver	5/1/2031	$944	$(9)
Housework Holdings	Revolver	12/15/2028	$86	$(1)
In Vitro Sciences, LLC	Revolver	2/28/2029	$227	$(18)
Irving Parent, Corp.	Revolver	3/11/2031	$2,382	$(36)
Mammoth Holdings, LLC	Revolver	11/15/2029	$498	$(17)
McHale Landscape Design, Inc.	Revolver	7/16/2031	$1,429	$(16)
Medrina, LLC	Revolver	10/20/2029	$1,107	$—
Mission Critical Group, LLC	Revolver	4/17/2030	$1,612	$—
Monarch Behavioral Therapy, LLC	Revolver	6/6/2030	$167	$(1)
Owl Vans, LLC	Revolver	12/31/2030	$840	$(21)
Prescott's Inc.	Revolver	12/30/2030	$896	$(2)
Quorum Health Resources	Revolver	5/28/2027	$1,556	$(8)
RL James, Inc.	Revolver	12/15/2028	$919	$—
RMBUS Holdco Inc.	Revolver	1/8/2029	$1,035	$—
Sagebrush Buyer, LLC	Revolver	7/1/2030	$1,263	$—
Schola Group Acquisition, Inc.	Revolver	4/9/2031	$1,141	$(11)
Strategy Corps, LLC	Revolver	6/28/2030	$1,444	$(25)
Streetmasters Intermediate, Inc	Revolver	4/1/2030	$1,700	$(43)
SuperHero Fire Protection, LLC	Revolver	12/31/2029	$964	$—
Syner-G Intermediate Holdings, LLC	Revolver	9/17/2030	$1,150	$(92)
The Mulch & Soil Company, LLC	Revolver	5/1/2028	$605	$—
The Mutual Group, LLC	Revolver	1/31/2030	$691	$—
Thornton Carpet, LLC	Revolver	5/15/2031	$2,764	$(31)
Tri Scapes, LLC	Revolver	7/12/2030	$1,185	$(18)
Tricor, LLC	Revolver	8/8/2031	$996	$—
Unified Patents, LLC	Revolver	12/23/2027	$1,271	$(6)
Violet Utility Buyer, LLC	Revolver	7/24/2031	$3,295	$(37)
Visante Acquisition, LLC	Revolver	1/31/2030	$976	$—
Waste Resource Management Inc.	Revolver	12/28/2029	$828	$—
XPT Partners, LLC	Revolver	9/13/2028	$136	$(1)
Zenith American Solutions, Inc.	Revolver	7/11/2029	$676	$(7)
Total Unfunded Commitments			$97,858	$(867)

December 31, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
841 Prudential MOB LLC	Delayed Draw	10/8/2027	$719	$(11)
Air Buyer Inc.	Delayed Draw	1/23/2026	$1,138	$(15)
Air Conditioning Specialist, Inc.	Delayed Draw	11/19/2026	$1,915	$(10)
AMCP Clean Acquisition Co LLC	Delayed Draw	6/15/2028	$1,840	$8
Apella Capital LLC	Delayed Draw	12/4/2026	$148	$(1)
APS Acquisition Holdings, LLC	Delayed Draw	7/11/2026	$3,483	$(52)
Argano, LLC	Delayed Draw	3/13/2026	$2,087	$(42)
Case Works, LLC	Delayed Draw	10/1/2029	$272	$(4)
Community Based Care Acquisition, Inc.	Delayed Draw	3/19/2026	$2,118	$—
Elevate HD Parent, Inc.	Delayed Draw	2/18/2025	$482	$—
Electrical Components International, Inc.	Delayed Draw	5/10/2026	$433	$(7)
Enverus Holdings, Inc.	Delayed Draw	12/12/2026	$192	$—
First Steps Recovery Acquisition, LLC	Delayed Draw	9/29/2025	$1,149	$(23)
Focus Financial Partners, LLC	Delayed Draw	9/10/2026	$194	$2
Gen4 Dental Partners Opco, LLC	Delayed Draw	5/13/2026	$2,333	$(70)
Groundworks Operations, LLC	Delayed Draw	3/6/2026	$393	$3
Housework Holdings	Delayed Draw	3/1/2025	$428	$—
Housework Holdings	Delayed Draw	5/28/2026	$417	$—
In Vitro Sciences, LLC	Delayed Draw	7/31/2024	$23	$(1)
Medrina, LLC	Delayed Draw	4/20/2025	$1,550	$—
Monarch Behavioral Therapy, LLC	Delayed Draw	6/6/2026	$1,076	$(8)
Prescott's Inc.	Delayed Draw	12/30/2026	$3,585	$(40)
RL James, Inc.	Delayed Draw	12/15/2025	$612	$(15)
RMBUS Holdco Inc.	Delayed Draw	1/8/2026	$2,070	$—
SR Landscaping, LLC	Delayed Draw	2/20/2026	$1,191	$(3)
Strategy Corps, LLC	Delayed Draw	6/28/2026	$3,300	$(33)
Tri Scapes, LLC	Delayed Draw	7/12/2026	$2,370	$(36)
US Fertility Enterprises, LLC	Delayed Draw	10/3/2026	$97	$1
Waste Resource Management Inc.	Delayed Draw	12/28/2029	$1,208	$—
Xcel Brands, Inc.	Delayed Draw	12/12/2028	$683	$(15)
XPT Partners, LLC	Delayed Draw	12/10/2026	$1,205	$(18)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Revolver
Air Buyer Inc.	Revolver	7/23/2030	$517	$(7)
Air Conditioning Specialist, Inc.	Revolver	11/19/2029	$847	$(4)
Apella Capital LLC	Revolver	3/1/2029	$50	$—
APS Acquisition Holdings, LLC	Revolver	7/11/2029	$1,741	$(26)
Argano, LLC	Revolver	9/13/2029	$348	$(7)
Case Works, LLC	Revolver	10/1/2029	$362	$(5)
Elevate HD Parent, Inc.	Revolver	8/20/2029	$200	$—
Enthusiast Auto Holdings, LLC	Revolver	12/19/2025	$1,151	$—
Enverus Holdings, Inc.	Revolver	12/24/2029	$284	$(8)
First Steps Recovery Acquisition, LLC	Revolver	3/29/2030	$597	$(12)
Gen4 Dental Partners Opco, LLC	Revolver	5/13/2030	$467	$(14)
Housework Holdings	Revolver	12/15/2028	$176	$—
In Vitro Sciences, LLC	Revolver	2/28/2029	$568	$(20)
Mammoth Holdings, LLC	Revolver	11/15/2029	$659	$(20)
Medrina, LLC	Revolver	10/20/2029	$1,107	$—
Mid-State Machine and Fabricating Corporation	Revolver	6/21/2029	$1,917	$(14)
Monarch Behavioral Therapy, LLC	Revolver	6/6/2030	$1,059	$(8)
Owl Vans, LLC	Revolver	12/31/2030	$1,200	$(16)
Prescott's Inc.	Revolver	12/30/2030	$896	$(10)
Project Cloud Holdings, LLC	Revolver	3/31/2029	$71	$(2)
RL James, Inc.	Revolver	12/15/2028	$973	$(24)
RMBUS Holdco Inc.	Revolver	1/8/2029	$1,035	$—
Sagebrush Buyer, LLC	Revolver	7/1/2030	$1,263	$(19)
SR Landscaping, LLC	Revolver	10/30/2029	$579	$(1)
Strategy Corps, LLC	Revolver	6/28/2030	$1,650	$(16)
Syner-G Intermediate Holdings, LLC	Revolver	9/17/2030	$1,150	$(13)
The Mutual Group, LLC	Revolver	1/31/2030	$1,299	$(19)
Tri Scapes, LLC	Revolver	7/12/2030	$1,185	$(18)
Unified Patents, LLC	Revolver	12/23/2027	$1,271	$(10)
Visante Acquisition, LLC	Revolver	1/31/2030	$976	$—
Waste Resource Management Inc.	Revolver	12/28/2029	$786	$—
XPT Partners, LLC	Revolver	9/13/2028	$271	$(4)
Zenith American Solutions, Inc.	Revolver	7/11/2029	$596	$(9)
Total Unfunded Commitments			$65,962	$(696)

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

The Company offers on a continuous basis up to $5.0 billion of Common Shares pursuant to an offering registered with the SEC that commenced on March 11, 2025 (the “Public Offering”). The Company offers to sell any combination of three classes of shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of common shares equals the NAV per share, as of the effective date of the monthly share purchase date.

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

The following table summarizes the issuance of shares from the Public Offering and the Private Offering during the years ended December 31, 2025 and 2024, and the reporting period ended December 31, 2023:

	Class I
Subscriptions Effective	Shares Issued	Net Proceeds
For the year ended December 31, 2025
January 1, 2025	37,241	$901
May 1, 2025	283	6
June 1, 2025	278	7
July 1, 2025	279	7
August 1, 2025	282	7
September 1, 2025	283	7
October 1, 2025	289	7
November 1, 2025	5,452	132
December 1, 2025	4,337	105
Total	48,724	$1,179

For the year ended December 31, 2024
March 1, 2024	2,058,460	$50,000
December 1, 2024	2,021	49
Total	2,060,481	$50,049

For the year ended December 31, 2023
April 28, 2023	4,000	$100
July 10, 2023	2,052,000	51,300
October 6, 2023	8,310,798	201,300
Total	10,366,798	$252,700

Class D
Subscriptions Effective	Shares Issued	Net Proceeds
For the year ended December 31, 2025
May 1, 2025	4,205	$100
Total	4,205	$100

For the year ended December 31, 2024
None	—	$—
Total	—	$—

For the year ended December 31, 2023
None	—	$—
Total	—	$—

During the years ended December 31, 2025 and 2024, the Company also issued 513 Class I shares and 321 Class I shares, respectively, for aggregate values of $13 and $8, respectively, under the DRP (as defined below).

Net Asset Value Per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I shares and Class D shares for the years ended December 31, 2025 and 2024:

	NAV Per Share
For the Month Ended	Class I	Class D
For the year ended December 31, 2025
January 31, 2025	$24.27	$—
February 28, 2025	24.37	—
March 31, 2025	23.97	—
April 30, 2025	23.78	—
May 31, 2025	24.08	24.08
June 30, 2025	24.03	24.03
July 31, 2025	24.10	24.10
August 31, 2025	24.13	24.13
September 30, 2025	24.30	24.30
October 31, 2025	24.23	24.23
November 30, 2025	24.21	24.21
December 31, 2025	24.23	24.23

For the year ended December 31, 2024
January 31, 2024	$24.39	$—
February 29, 2024	24.20	—
March 31, 2024	24.25	—
April 30, 2024	24.25	—
May 31, 2024	24.29	—
June 30, 2024	24.25	—
July 31, 2024	24.17	—
August 31, 2024	24.18	—
September 30, 2024	24.13	—
October 31, 2024	24.08	—
November 30, 2024	24.24	—
December 31, 2024	24.21	—

Distributions

The following table presents distributions that were declared and payable during the years ended December 31, 2025 and 2024:

Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the Year Ended December 31, 2025
January 31, 2025	January 31, 2025	February 27, 2025	$0.205	$2,548
March 26, 2025	March 26, 2025	March 28, 2025	$0.205	$2,550
March 31, 2025	March 31, 2025	April 29, 2025	$0.205	$2,551
April 23, 2025	April 30, 2025	May 29, 2025	$0.205	$2,551
May 22, 2025	May 30, 2025	June 27, 2025	$0.205	$2,551
June 25, 2025	June 30, 2025	July 30, 2025	$0.205	$2,551
July 24, 2025	July 31, 2025	August 28, 2025	$0.210	$2,613
August 21, 2025	August 29, 2025	September 29, 2025	$0.210	$2,613
September 22, 2025	September 30, 2025	October 30, 2025	$0.210	$2,613
October 24, 2025	October 31, 2025	November 26, 2025	$0.210	$2,613
November 19, 2025	November 28, 2025	December 30, 2025	$0.210	$2,614
December 23, 2025	December 31, 2025	January 29, 2026	$0.210	$2,615
				$30,983
For the Year Ended December 31, 2024
February 5, 2024	February 6, 2024	February 27, 2024	$0.120	$1,244
February 29, 2024	February 29, 2024	March 26, 2024	$0.120	$1,244
March 28, 2024	March 28, 2024	April 26, 2024	$0.120	$1,491
April 30, 2024	April 30, 2024	May 29, 2024	$0.120	$1,491
May 29, 2024	May 31, 2024	June 29, 2024	$0.155	$1,924
June 26, 2024	June 28, 2024	July 29, 2024	$0.180	$2,239
July 29, 2024	July 31, 2024	August 28, 2024	$0.210	$2,609
August 28, 2024	August 30, 2024	September 26, 2024	$0.210	$2,609
September 29, 2024	September 30, 2024	October 29, 2024	$0.210	$2,609
October 30, 2024	October 31, 2024	November 26, 2024	$0.210	$2,609
November 27, 2024	November 29, 2024	December 27, 2024	$0.210	$2,609
December 31, 2024	December 31, 2024	January 30, 2025	$0.205	$2,548
				$25,226

Class D
Date Declared	Record Date	Payment Date	Distribution Per Share (1)	Distribution Amount
For the Year Ended December 31, 2025
May 22, 2025	May 30, 2025	June 27, 2025	$0.200	$1
June 25, 2025	June 30, 2025	July 30, 2025	$0.200	$1
July 24, 2025	July 31, 2025	August 28, 2025	$0.205	$1
August 21, 2025	August 29, 2025	September 29, 2025	$0.205	$1
September 22, 2025	September 30, 2025	October 30, 2025	$0.205	$1
October 24, 2025	October 31, 2025	November 26, 2025	$0.205	$1
November 19, 2025	November 28, 2025	December 30, 2025	$0.205	$1
December 23, 2025	December 31, 2025	January 29, 2026	$0.205	$1
				$8
(1)
Distribution per share is net of shareholder servicing and/or distribution fees.

Character of Distributions

The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, and capital gains proceeds from the sale of assets.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares during the years ended December 31, 2025 and 2024, and the reporting period ended December 31, 2023:

	December 31, 2025		December 31, 2024	December 31, 2023
	Class I	Class D	Class I	Class I
Ordinary income (including net short-term capital gains)	$30,981	$8	$25,226	$1,244
Capital gains	2	—	—	—
Return of capital	—	—	—	—
Total taxable distributions	$30,983	$8	$25,226	$1,244

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

In addition, our Common Shares are sold to certain feeder vehicles primarily created to hold the Company’s Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, we may not apply the Early Repurchase Deduction to repurchase requests made by the feeder vehicles, including because of administrative or systems limitations.

The following tables present share repurchases completed under the share repurchase program during the years ended December 31, 2025 and 2024:

Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
May 30, 2025	3,036	0.02%	$24.03	June 30, 2025	$73	—

Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
November 29, 2024	20,259	0.2%	$24.21	December 31, 2024	$490	—

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amounts shown net of Early Repurchase Deductions, if any.
(3)
All repurchase requests were satisfied in full.

There were no share repurchases completed during the reporting period ended December 31, 2023.

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

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the years ended December 31, 2025 and 2024, and the reporting period ended December 31, 2023, permanent differences were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Undistributed net investment income (loss)	$632	$961	$379
Accumulated net realized gain (loss)	894	178	4
Paid in capital	(1,525)	(1,139)	(383)

During the years ended December 31, 2025 and 2024, and the reporting period ended December 31, 2023, permanent differences were principally related to non-deductible offering costs.

The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2025 and 2024, and the reporting period ended December 31, 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Net increase (decrease) in net assets resulting from operations	$31,318	$24,325	$212
Net realized gain (loss)	63	1,952	—
Net change in unrealized appreciation (depreciation)	2,060	(26)	(199)
Expenses not currently deductible and income and realized losses not currently includable	(78)	(78)	1,107
Non-deductible expenses and income not includable	1,526	1,136	383
Taxable income net of capital loss carryforward	34,889	27,309	1,503
Capital loss carryforward	1,711	—	—
Taxable/distributable income	$36,600	$27,309	$1,503

The components of accumulated under-distributed (over-distributed) earnings as calculated on a tax basis for the taxable years ended December 31, 2025 and 2024, and the reporting period ended December 31, 2023 are as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Distributable ordinary income	$7,954	$1,787	$255
Distributable capital gains	—	559	4
Net unrealized (appreciation) depreciation	(3,850)	(1,728)	199
Other temporary book/tax differences	(952)	(1,029)	(1,107)
Capital loss carryforward	(1,711)	—	—
Total accumulated earnings (losses) - net	$1,441	$(411)	$(649)

Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Company may get carried forward indefinitely, and retain their character as short-term and/or long-term losses. Any such losses will be deemed to arise on the first day of the next taxable year. The Company did not have any capital losses for the years ended December 31, 2025 and 2024, and the reporting period ended December 31, 2023.

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2025, 2024, and 2023 are as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Tax cost	$571,192	$653,701	$70,883
Gross unrealized appreciation	3,266	4,135	317
Gross unrealized depreciation	(7,116)	(5,863)	(118)
Net unrealized investment appreciation (depreciation) on investments	$(3,850)	$(1,728)	$199

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

Note 10. Financial Highlights and Senior Securities

The following is a schedule of financial highlights for the years ended December 31, 2025 and 2024, and the reporting period ended December 31, 2023:

	For the Year Ended December 31, 2025			For the Year Ended December 31, 2024	For the Period April 28, 2023 (initial capitalization) through December 31, 2023
	Class I	Class D (1)		Class I	Class I
Per Share Data:
Net assets, beginning of period	$24.21	$—		$24.28	$—
Net investment income (loss) after excise tax (2)	2.90	1.91		2.14	—
Net realized gain (loss) (2)	(0.21)	(0.12)		(0.13)	—
Net change in unrealized appreciation (depreciation) (2)	(0.17)	0.30		—	—
Net increase (decrease) in net assets resulting from operations (2)	2.52	2.09		2.01	0.05
Distributions declared from distributable earnings (losses)	(2.50)	(1.64)		(2.07)	(0.12)
Issuance of shares	—	23.78		—	25.00
Other (3)	—	—		(0.01)	(0.65)
Total increase (decrease) in net assets	0.02	24.23		(0.07)	24.28
Net assets, end of period	$24.23	$24.23		$24.21	$24.28
Shares outstanding, end of period	12,453,562	4,205		12,407,361	10,366,818
Total return based on NAV (4)	10.91%	8.97%		8.57%	(2.40)%
Ratios:
Net expenses to average net assets (5)	10.29%	10.89%	(8)	5.56%	6.24%	(9)
Net investment income to average net assets (5)	12.00%	11.55%	(8)	8.92%	0.12%	(9)
Portfolio turnover rate (6)	43.25%	43.25%		23.07%	0.95%
Supplemental Data:
Net assets, end of period	$301,778	$102		$300,334	$251,668
Average debt outstanding (7)	$373,645	$373,645		$161,319	$—
Asset coverage ratio (7)	189.0%	189.0%		192.2%	—

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
(5)
For the year ended December 31, 2025, the ratio of total operating expenses to average net assets was 14.16% and 14.53% (annualized) for Class I shares and Class D shares, respectively, excluding the effect of expense support payments/(recoupments), and management fee and income based incentive fee waivers, by the Adviser, if any, which represented 3.87% and 3.64% (annualized) for Class I shares and Class D shares, respectively, of average assets. For the year ended December 31, 2024, the ratio of total operating expenses to average net assets was 8.61%, excluding the effect of management fee and income based incentive fee waivers by the Adviser, if any, which represented 3.05% of average assets. For the reporting period ended December 31, 2023, the ratio of total operating expenses to average net assets was 6.92% (annualized) on an annualized basis, excluding the effect of management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.68% of average assets.
(6)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.
(7)
As of December 31, 2023, the Company had no debt outstanding.
(8)
Amounts are annualized, except for excise tax.
(9)
Amounts are annualized, except for organizational costs, excise tax, and management fee and income-based incentive fee waivers by the Adviser.

The following is information about the Company’s senior securities as of December 31, 2025, 2024, and 2023:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
MS Credit Facility
December 31, 2025	$264,100	$1,890	—―	N/A
December 31, 2024	$325,600	$1,922	—―	N/A
December 31, 2023 (5)	$—	$—	—―	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
JPM Credit Facility
December 31, 2025	$75,000	$1,890	—―	N/A

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
(5)
As of December 31, 2023, the Company had no debt outstanding under the MS Credit Facility.

Note 11. Segment Reporting

Operating segments are defined as components of a company that engage in business activities and for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. In accordance with ASC 280, the Company has determined that it has a single operating segment which makes investments in accordance with the Company’s investment objectives to generate returns in the form of current income and, to a lesser extent, long-term capital appreciation investments. The Company’s CODM is comprised of the Subadviser’s Direct Lending Investment Committee and Liquid Credit Investment Committee.

The CODM assesses the performance of, and makes the operating decisions of, the Company on a consolidated basis primarily based on the Company’s net investment income and net increase (decrease) in net assets resulting from operations. In addition to numerous other factors and metrics, the CODM utilizes net investment income and net increase (decrease) in net assets resulting from operations as key metrics in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company has a single reporting segment, the segment assets are reflected on the accompanying consolidated Statement of Assets and Liabilities as “total assets,” and the significant segment expenses are listed on the accompanying consolidated Statement of Operations.

Note 12. Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of December 31, 2025, except as discussed below.

On January 21, 2026, the Company’s Board declared a distribution of $0.210 per Class I share and $0.205 per Class D share, which are payable on February 26, 2026 to shareholders of record as of January 30, 2026.

On February 23, 2026, the Company’s Board declared a distribution of $0.210 per Class I share and $0.205 per Class D share, which are payable on March 30, 2026 to shareholders of record as of February 27, 2026.

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

(b) Management's Report on Internal Control Over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2025 was effective.

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each such term is defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 15. Exhibits.

The following documents are filed as part of this annual report:

(1)
Financial Statements - Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 78 of this Annual Report.
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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Third Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2025).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on March 11, 2025).
4.1

Form of Subscription Agreement (incorporated by reference to Appendix A to Supplement No. 4 dated September 22, 2025 to the Company’s Prospectus dated May 1, 2025, filed pursuant to Rule 424(b)(3) on September 22, 2025).

4.2	Description of Our Shares*
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 18, 2025).
10.2	Subadvisory Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 18, 2025).
10.3	Amended and Restated Administration Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 11, 2025).
10.4	Custody Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 8, 2025).
10.5	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed on March 14, 2025).
10.6	Transfer Agency Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10, filed on May 31, 2023).
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

10.7.4

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

10.8	Intermediary Manager Agreement between the Company and the Intermediary Manager (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 18, 2025).
10.9	Form of Selected Intermediary Agreement (Included as Exhibit A to the Intermediary Manager Agreement).
10.10	Distribution and Service Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed on March 14, 2025).
10.11	Multiple Class Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed on March 14, 2025).
10.12	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed on March 14, 2025).
10.13.1

Fee Waiver Letter Delivered to First Eagle Private Credit Fund by First Eagle Investment Management, LLC and First Eagle Alternative Credit, LLC, dated as of December 17, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 17, 2024).

10.13.2

Fee Waiver Letter Delivered to First Eagle Private Credit Fund by First Eagle Investment Management, LLC and First Eagle Alternative Credit, LLC, dated as of April 22, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 25, 2025).

14	The Company’s Code of Ethics (incorporated by reference to Exhibit (r)(1) to the Company’s Registration Statement on Form N-2, filed on June 4, 2024).
19	Insider Trading Policy*
21	Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Eagle Private Credit Fund

Date: March 16, 2026	By:	/s/ David O’Connor
David O’Connor
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2026	By:	/s/ David O’Connor
David O’Connor
Chief Executive Officer (Principal Executive Officer) and Trustee

Date: March 16, 2026	By:	/s/ Jennifer M. Wilson
Jennifer M. Wilson
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: March 16, 2026	By:	/s/ Nancy Hawthorne
Nancy Hawthorne
Trustee

Date: March 16, 2026	By:	/s/ Rajender Chandhok
Rajender Chandhok
Trustee

Date: March 16, 2026	By:	/s/ Patrick Coyne
Patrick Coyne
Trustee

Date: March 16, 2026	By:	/s/ Stuart George
Stuart George
Trustee

Date: March 16, 2026	By:	/s/ Laurence Smith
Laurence Smith
Trustee