Form 10-Q
period 2026-03-31
First Eagle Private Credit Fund
filed 2026-05-14
CIK 1890107

ratingcompapsc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding as of May 14, 2026 was 12,415,642 and 4,205 of Class I shares and Class D shares, respectively.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. In addition to factors previously identified in the Item 1A. Risk Factors section of our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2026, as well as in our registration statement on Form N-2 and our other filings with the SEC that we make from time to time, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

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
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the risks, uncertainties and other factors we identify in our most recent Annual Report on Form 10-K filed with the SEC on March 16, 2026, as well as in our registration statement on Form N-2 and our other filings with the SEC that we make from time to time.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in our most recent Annual Report on Form 10-K filed with the SEC on March 16, 2026, as well as in our registration statement on Form N-2 and our other filings with the SEC that we make from time to time. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report or other information incorporated herein by reference, as applicable. Moreover, we assume no duty and do not undertake to update the forward-looking statements and projections contained in this Quarterly Report, except as required by applicable law.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

First Eagle Private Credit Fund

Consolidated Statement of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost of: $539,330 and $569,177, respectively)	$537,259	$567,342
Cash and cash equivalents	40,965	73,325
Interest and dividends receivable	4,013	4,058
Deferred financing costs	2,299	2,499
Deferred offering costs	581	765
Receivable for investments sold or repaid	5,872	2,912
Prepaid expenses and other assets	10	65
Due from Adviser	1,671	854
Total assets	$592,670	$651,820

LIABILITIES
Credit facilities	281,800	339,100
Accrued interest and other borrowing costs	4,841	6,112
Payable for investments purchased	1,995	—
Distributions payable	2,617	2,616
Offering costs payable	220	161
Due to affiliates	67	53
Trustees' fees payable	11	—
Payable for shares repurchased (Note 8)	970	—
Management fees payable	317	160
Accrued professional fees	648	832
Accrued administration expense	708	391
Accrued expenses and other liabilities	260	515
Income-based incentive fees payable	827	—
Total liabilities	$295,281	$349,940
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.001 (unlimited shares authorized, 12,418,134 and 12,457,767 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	$12	$12
Paid-in capital in excess of par value	299,216	300,427
Distributable earnings (accumulated losses)	(1,839)	1,441
Total net assets	$297,389	$301,880
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$297,288	$301,778
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	12,413,929	12,453,562
Net asset value per share	$23.95	$24.23
Class D Shares:
Net assets	$101	$102
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	4,205	4,205
Net asset value per share	$23.95	$24.23

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$13,622	$15,052
Dividend income	451	263
Other income	384	204
Total investment income	14,457	15,519
Expenses:
Interest expense	5,341	6,159
Base management fees	925	931
Income-based incentive fee	827	907
Administration expense	345	604
Trustees’ fees	133	133
Professional fees	342	322
Other general and administrative expenses	293	287
Amortization of continuous offering costs	466	750
Distribution and shareholder servicing fees (Class D) (1)	—	—
Total expenses before excise tax	8,672	10,093
Management fees waiver	—	(931)
Incentive fees waiver	—	(907)
Expense support	(817)	(1,352)
Net expenses before excise tax	7,855	6,903

Net investment income (loss) before excise tax	6,602	8,616
Excise tax expense	37	34
Net investment income (loss) after excise tax	6,565	8,582

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	(2,021)	(539)
Net realized gain (loss)	(2,021)	(539)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(237)	(3,392)
Net change in unrealized appreciation (depreciation)	(237)	(3,392)
Net realized and unrealized gain (loss)	(2,258)	(3,931)
Net increase (decrease) in net assets resulting from operations	$4,307	$4,651

Per share information - basic and diluted:
Class I Shares:
Earnings available to shareholders	$4,306	$4,651
Weighted average shares outstanding (basic and diluted)	12,453,705	12,444,641
Basic and diluted earnings per common share	$0.35	$0.38
Class D Shares:
Earnings available to shareholders	$1	$—
Weighted average shares outstanding (basic and diluted)	4,205	—
Basic and diluted earnings per common share	$0.33	$—
(1)
For the three months ended March 31, 2026 and 2025, the Class D distribution and shareholder servicing fees were less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Changes in Net Assets (Unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2025	12,457,767	$12	$300,427	$1,441	$301,880
Issuance of common shares
Class I (1)	603	—	15	—	15
Total issuance of common shares	603	—	15	—	15
Repurchase of common shares, net of early repurchase deduction
Class I (1)	(40,500)	—	(970)	—	(970)
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	6,565	6,565
Net realized gain (loss)	—	—	—	(2,021)	(2,021)
Net change in unrealized appreciation (depreciation)	—	—	—	(237)	(237)
Net increase (decrease) in net assets resulting from operations	—	—	—	4,307	4,307
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	264	—	6	—	6
Distributions from distributable earnings (losses)
Class I	—	—	—	(7,846)	(7,846)
Class D	—	—	—	(3)	(3)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(262)	262	—
Total increase (decrease) for the period	(39,633)	—	(1,211)	(3,280)	(4,491)
Balance, March 31, 2026	12,418,134	$12	$299,216	$(1,839)	$297,389

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2024	12,407,361	$12	$300,733	$(411)	$300,334
Issuance of shares
Class I	37,241	—	901	—	901
Total issuance of common shares	37,241	—	901	—	901
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	8,582	8,582
Net realized gain (loss)	—	—	—	(539)	(539)
Net change in unrealized appreciation (depreciation)	—	—	—	(3,392)	(3,392)
Net increase (decrease) in net assets resulting from operations	—	—	—	4,651	4,651
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	111	—	3	—	3
Distributions from distributable earnings (losses)
Class I	—	—	—	(7,649)	(7,649)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(603)	603	—
Net increase (decrease) for the period	37,352	—	301	(2,395)	(2,094)
Balance, March 31, 2025	12,444,713	$12	$301,034	$(2,806)	$298,240
(1)
Par Value is less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Cash Flows (Unaudited)

(in thousands, except shares)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$4,307	$4,651
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Payment-in-kind interest capitalized	(27)	(47)
Net accretion of discount and amortization of premium	(531)	(627)
Proceeds from sale of investments and principal repayments	40,595	96,124
Purchases of investments	(13,176)	(123,370)
Net realized (gains) losses on investments	2,021	539
Net change in unrealized (appreciation) depreciation on investments	237	3,392
Amortization of deferred financing costs	200	152
Amortization of continuous offering costs	466	750
Changes in operating assets and liabilities:
Interest and dividends receivable	45	(32)
Prepaid expenses and other assets	55	39
Due to affiliates	14	(45)
Trustees' fees payable	11	—
Due from adviser	(817)	1,233
Payable for shares repurchased	970	—
Accrued administration expense	317	122
Income-based incentive fees payable	827	—
Management fees payable	157	—
Accrued professional fees	(184)	194
Accrued expenses and other liabilities	(1,225)	(476)
Accrued interest and other borrowing costs	(1,271)	623
Net cash provided by (used in) operating activities	32,991	(16,778)
Cash flow from financing activities
Proceeds from issuance of shares	15	901
Borrowings under credit facilities	—	21,000
Debt repayments	(57,300)	—
Distributions paid	(7,842)	(7,643)
Deferred financing costs paid	—	(11)
Deferred offering costs paid	(224)	(21)
Net cash provided by (used in) financing activities	(65,351)	14,226
Net increase (decrease) in cash and cash equivalents	(32,360)	(2,552)
Cash and cash equivalents, beginning of period	73,325	21,319
Cash and cash equivalents, end of period	$40,965	$18,767
Supplemental disclosure of cash flow information and non-cash financing activities
Interest paid during the period	$6,412	$5,384
Distributions payable	$2,617	$2,551
Accrued but unpaid share repurchases	$970	$—
Accrued but unpaid offering costs	$220	$1,171
Reinvestment of distributions	$6	$3
Excise taxes paid	$289	$72

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Karman Holdings Inc.	(10)(11)	United States	S + 2.75%	0.00%	6.46%	4/1/2032	1,985	$1,977	$1,989	0.67%
VSE Corp.	(11)(12)	United States	S + 2.00%	0.00%	0.00%	3/17/2033	2,000	1,995	2,000	0.67
								3,972	3,989	1.34
Air Freight & Logistics
Air Buyer Inc.	(8)(9)	United States	S + 5.50%	1.00%	9.17%	7/23/2030	5,096	5,045	4,536	1.52
Air Buyer Inc. (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	11.25%	7/23/2030	347	343	290	0.10
								5,388	4,826	1.62
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(9)	United States	S + 4.50%	1.00%	8.17%	12/19/2027	8,297	8,297	8,297	2.79
Enthusiast Auto Holdings, LLC (Revolver)	(7)(8)	United States	S + 4.50%	1.00%	0.38%	12/19/2027	—	(1)	—	—
Owl Vans, LLC	(8)(9)	United States	S + 5.25%	1.00%	8.92%	12/31/2030	3,792	3,751	3,697	1.24
Owl Vans, LLC (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	8.92%	12/31/2030	600	587	570	0.19
								12,634	12,564	4.22
Broadline Retail
1959 Holdings, LLC	(8)(9)	United States	S + 6.50%	0.00%	10.17%	7/5/2030	9,419	9,335	9,419	3.17
								9,335	9,419	3.17
Building Products
Groundworks Operations, LLC	(10)	United States	S + 3.00%	2.00%	6.67%	3/14/2031	1,720	1,723	1,717	0.58
The Mulch & Soil Company, LLC	(8)(9)	United States	S + 6.25%	1.00%	9.92%	5/1/2028	5,840	5,789	5,840	1.96
The Mulch & Soil Company, LLC (Revolver)	(7)(8)	United States	S + 6.25%	1.00%	9.92%	5/1/2028	130	129	130	0.04
								7,641	7,687	2.58
Capital Markets
Apella Capital, LLC	(8)(9)(11)	United States	S + 5.75%	1.00%	9.41%	3/1/2029	583	574	583	0.20
Apella Capital, LLC	(8)(9)(11)	United States	S + 5.75%	1.00%	9.42%	3/1/2029	986	971	986	0.33
Apella Capital, LLC	(8)(9)(11)	United States	S + 5.75%	1.00%	9.41%	3/1/2029	1,245	1,230	1,245	0.42
Apella Capital, LLC (Delayed Draw)	(8)(9)(11)	United States	S + 5.75%	1.00%	9.41%	3/1/2029	292	290	292	0.10
Apella Capital, LLC (Delayed Draw)	(8)(9)(11)	United States	S + 5.75%	1.00%	9.42%	3/1/2029	988	982	988	0.33
Apella Capital, LLC (Delayed Draw)	(8)(9)(11)	United States	S + 5.75%	1.00%	9.42%	3/1/2029	1,484	1,474	1,484	0.50
Apella Capital, LLC (Delayed Draw)	(8)(9)(11)	United States	S + 5.75%	1.00%	9.42%	3/1/2029	246	242	246	0.08
Apella Capital, LLC (Revolver)	(7)(8)(11)	United States	S + 5.75%	1.00%	0.50%	3/1/2029	—	(4)	—	—
								5,759	5,824	1.96

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Chemicals
Highline Aftermarket Acquisition, LLC	(8)(10)	United States	S + 3.50%	0.00%	7.17%	2/19/2030	1,975	1,971	1,975	0.66
								1,971	1,975	0.66
Commercial Services & Supplies
360 Partners, LLC	(8)(9)	United States	S + 4.50%	1.00%	8.16%	8/7/2031	5,883	5,823	5,766	1.94
360 Partners, LLC (Delayed Draw)	(7)(8)	United States	S + 4.50%	1.00%	1.00%	8/7/2031	—	(17)	(102)	(0.03)
360 Partners, LLC (Revolver)	(7)(8)	United States	S + 4.50%	0.00%	0.50%	8/7/2031	—	(29)	(57)	(0.02)
APS Acquisition Holdings, LLC	(8)(9)	United States	S + 5.50%	1.00%	9.20%	7/11/2029	7,979	7,895	7,979	2.68
APS Acquisition Holdings, LLC (Delayed Draw)	(7)(8)	United States	S + 5.50%	1.00%	9.20%	7/11/2029	1,992	1,981	1,992	0.67
APS Acquisition Holdings, LLC (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	0.50%	7/11/2029	—	(17)	—	—
Catawba Nation Gaming Authority	(10)	United States	S + 4.75%	0.00%	8.42%	3/29/2032	2,500	2,490	2,545	0.86
CI (MG) Group, LLC	(8)(9)	United States	S + 5.50%	1.00%	9.20%	3/27/2030	9,701	9,579	9,701	3.26
CI (MG) Group, LLC (Delayed Draw)	(7)(8)	United States	S + 5.50%	1.00%	9.20%	3/27/2030	2,420	2,393	2,421	0.81
CI (MG) Group, LLC (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.20%	3/27/2030	606	593	606	0.20
Cimpress USA Incorporated	(8)(10)	United States	S + 2.50%	0.50%	6.17%	5/17/2028	997	997	998	0.34
LSF12 Crown US Commercial Bidco, LLC	(10)	United States	S + 3.00%	0.00%	6.67%	12/2/2031	1,938	1,921	1,943	0.65
SR Landscaping, LLC	(8)(9)	United States	S + 6.35%	1.00%	10.02%	10/30/2029	5,282	5,230	4,569	1.54
SR Landscaping, LLC (Delayed Draw)	(8)(9)	United States	S + 6.35%	1.00%	10.02%	10/30/2029	841	834	728	0.24
SR Landscaping, LLC (Delayed Draw)	(8)(9)	United States	S + 6.35%	1.00%	10.02%	10/30/2029	1,755	1,749	1,518	0.51
SR Landscaping, LLC (Revolver)	(8)	United States	S + 6.35%	1.00%	10.02%	10/30/2029	890	882	770	0.26
SuperHero Fire Protection, LLC	(8)(9)	United States	S + 5.50%	1.00%	9.20%	12/31/2029	16,270	16,110	16,270	5.47
SuperHero Fire Protection, LLC (Revolver)	(7)(8)	United States	S + 5.65%	1.00%	9.35%	12/31/2029	723	708	723	0.24
Waste Resource Management, Inc.	(8)(9)	United States	S + 5.75%	1.00%	9.42%	12/28/2029	5,515	5,459	5,515	1.85
Waste Resource Management, Inc.	(8)(9)	United States	S + 5.75%	1.00%	9.42%	12/28/2029	1,412	1,394	1,413	0.48
Waste Resource Management, Inc. (Delayed Draw)	(7)(8)	United States	S + 5.75%	1.00%	9.42%	12/28/2029	182	162	182	0.06
Waste Resource Management, Inc. (Delayed Draw)	(8)(9)	United States	S + 5.75%	1.00%	9.42%	12/28/2029	2,046	2,040	2,046	0.69
Waste Resource Management, Inc. (Revolver)	(7)(8)	United States	S + 5.75%	1.00%	9.43%	12/28/2029	83	75	83	0.03
								68,252	67,609	22.73

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Construction & Engineering
Air Conditioning Specialist, Inc.	(8)(9)	United States	S + 5.50%	1.00%	9.15%	11/19/2029	4,960	4,914	4,948	1.66
Air Conditioning Specialist, Inc. (Delayed Draw)	(8)(9)	United States	S + 5.50%	1.00%	9.16%	11/19/2029	3,624	3,583	3,615	1.22
Air Conditioning Specialist, Inc. (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.17%	11/19/2029	452	443	450	0.15
McHale & McHale Landscape Design, LLC	(8)(9)	United States	S + 5.25%	1.00%	8.42%	7/16/2031	8,507	8,420	8,465	2.85
McHale & McHale Landscape Design, LLC (Delayed Draw)	(7)(8)	United States	S + 4.75%	1.00%	8.42%	7/16/2031	967	952	945	0.32
McHale & McHale Landscape Design, LLC (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	0.50%	7/16/2031	—	(14)	(7)	—
R.L. James, Inc.	(8)(9)	United States	S + 5.75%	0.00%	9.42%	12/15/2028	1,537	1,519	1,537	0.51
R.L. James, Inc.	(8)(9)	United States	S + 5.75%	1.00%	9.41%	12/15/2028	744	733	744	0.25
R.L. James, Inc.	(8)(9)	United States	S + 5.75%	1.00%	9.42%	12/15/2028	2,250	2,224	2,250	0.76
R.L. James, Inc. (Delayed Draw)	(8)(9)	United States	S + 5.90%	1.00%	9.41%	12/15/2028	2,130	2,108	2,130	0.72
R.L. James, Inc. (Revolver)	(7)(8)	United States	S + 5.75%	1.00%	9.41%	12/15/2028	108	97	108	0.03
Tri Scapes, LLC	(8)(9)	United States	S + 5.25%	1.00%	8.92%	7/12/2030	4,903	4,847	4,854	1.63
Tri Scapes, LLC (Delayed Draw)	(8)(9)	United States	S + 5.25%	1.00%	8.89%	7/12/2030	2,360	2,334	2,336	0.79
Tri Scapes, LLC (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	8.92%	7/12/2030	160	147	148	0.05
Violet Utility Buyer, LLC	(8)(9)	United States	S + 4.75%	1.00%	8.42%	7/24/2031	15,078	14,922	14,908	5.01
Violet Utility Buyer, LLC (Revolver)	(7)(8)	United States	S + 4.75%	0.00%	8.43%	7/24/2031	923	890	886	0.30
								48,119	48,317	16.25
Consumer Staples Distribution & Retail
Blazing Star Parent, LLC	(8)(9)	United States	S + 7.00%	1.00%	10.67%	8/28/2030	13,430	13,244	13,430	4.52
National Convenience Distributors, LLC	(8)(9)	United States	S + 6.75%	1.00%	10.43%	8/9/2028	8,471	8,337	8,312	2.79
National Convenience Distributors, LLC (Delayed Draw)	(8)(9)	United States	S + 6.75%	0.00%	10.43%	8/9/2028	1,073	1,056	1,053	0.36
								22,637	22,795	7.67
Containers & Packaging
R-Pac International Corp	(8)	United States	S + 6.00%	0.00%	9.67%	12/29/2027	2,350	2,340	2,350	0.79
								2,340	2,350	0.79
Diversified Consumer Services
LaserAway Intermediate Holdings II, LLC	(8)(9)	United States	S + 6.18%	0.75%	9.85%	10/14/2027	1,487	1,479	1,487	0.50
Mammoth Holdings, LLC	(8)(9)	United States	S + 6.00%	1.00%	9.70%	11/15/2030	5,154	5,077	4,935	1.66
Mammoth Holdings, LLC (Delayed Draw)	(8)(9)	United States	S + 6.00%	1.00%	9.65%	11/15/2030	1,295	1,276	1,240	0.42
Mammoth Holdings, LLC (Revolver)	(7)(8)	United States	S + 6.00%	1.00%	0.50%	11/15/2029	—	(8)	(28)	(0.01)
Streetmasters Intermediate, Inc	(8)(9)	United States	S + 5.50%	1.00%	9.17%	4/1/2030	12,342	12,210	12,157	4.09
Streetmasters Intermediate, Inc (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.18%	4/1/2030	453	436	428	0.14
								20,470	20,219	6.80
Electric Utilities
Mission Critical Group, LLC	(8)(9)	United States	S + 5.50%	0.00%	9.17%	4/17/2030	7,579	7,513	7,579	2.55
Mission Critical Group, LLC (Delayed Draw)	(7)(8)	United States	S + 5.50%	0.00%	9.17%	4/17/2030	2,108	2,091	2,108	0.71
Mission Critical Group, LLC (Revolver)	(7)(8)	United States	S + 5.50%	0.00%	0.50%	4/17/2030	—	(14)	—	—
								9,590	9,687	3.26

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Electrical Equipment
EiKO Global, LLC (Revolver)	(7)(8)(9)	United States	S + 6.50%	0.00%	10.20%	9/3/2030	3,441	3,327	3,441	1.16
								3,327	3,441	1.16
Financial Services
Apex Group Treasury Limited	(10)(11)	Europe	S + 3.50%	0.00%	7.17%	2/27/2032	1,470	1,468	1,344	0.45
Auxey Bidco Ltd.	(9)(10)(11)	Europe	S + 6.10%	0.00%	9.76%	6/29/2027	7,810	7,757	7,279	2.45
PRGX Global, Inc	(8)(9)	United States	S + 5.50%	1.00%	9.16%	12/20/2030	4,429	4,394	4,363	1.47
PRGX Global, Inc (Delayed Draw)	(7)(8)	United States	S + 5.50%	1.00%	1.00%	12/20/2030	—	(2)	(9)	—
Priority Holdings, LLC	(10)	United States	S + 3.75%	0.00%	7.42%	8/2/2032	1,095	1,091	1,071	0.36
Sagebrush Buyer, LLC	(8)(9)	United States	S + 4.75%	1.00%	8.42%	7/1/2030	9,400	9,291	9,400	3.16
Sagebrush Buyer, LLC (Revolver)	(7)(8)	United States	S + 5.00%	1.00%	0.50%	7/1/2030	—	(13)	—	—
XPT Partners, LLC	(8)(9)	United States	S + 4.65%	1.00%	9.06%	9/13/2028	5,064	5,013	5,064	1.70
XPT Partners, LLC (Delayed Draw)	(7)(8)	United States	S + 5.50%	1.00%	9.06%	9/13/2028	337	331	337	0.11
XPT Partners, LLC (Revolver)	(7)(8)	United States	S + 5.40%	1.00%	9.06%	9/13/2028	136	133	136	0.05
								29,463	28,985	9.75
Food Products
Aspire Bakeries Holdings LLC	(8)(10)	United States	S + 3.00%	0.00%	6.67%	12/23/2030	1,990	1,982	1,995	0.67
								1,982	1,995	0.67
Health Care Equipment & Supplies
Prescott's Inc.	(8)(9)	United States	S + 4.75%	1.00%	8.45%	12/30/2030	5,015	4,970	5,015	1.69
Prescott's Inc. (Delayed Draw)	(7)(8)	United States	S + 4.75%	1.00%	8.45%	12/30/2030	1,486	1,476	1,486	0.50
Prescott's Inc. (Revolver)	(7)(8)	United States	S + 4.75%	1.00%	0.50%	12/30/2030	—	(8)	—	—
								6,438	6,501	2.19

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
Community Based Care Acquisition, Inc. (Delayed Draw)	(8)(9)	United States	S + 5.35%	1.00%	9.05%	9/16/2027	3,715	3,682	3,715	1.24
Crisis Prevention Institute, Inc.	(10)	United States	S + 4.00%	0.50%	7.70%	4/9/2031	1,721	1,714	1,705	0.57
Dermatology Intermediate Holdings III, Inc	(9)	United States	S + 5.50%	0.50%	9.17%	3/30/2029	2,435	2,417	2,322	0.78
Hansei Solutions, LLC	(8)(9)	United States	S + 6.50%	1.00%	10.07%	1/8/2029	5,532	5,472	5,532	1.86
Hansei Solutions, LLC (Delayed Draw)	(8)	United States	S + 6.50%	1.00%	10.17%	1/8/2029	2,065	2,056	2,065	0.69
Hansei Solutions, LLC (Revolver)	(7)(8)	United States	S + 6.50%	1.00%	10.17%	1/8/2029	518	508	518	0.17
Elevate HD Parent, Inc.	(8)(9)	United States	S + 5.00%	1.00%	8.67%	8/20/2029	975	963	975	0.33
Elevate HD Parent, Inc. (Delayed Draw)	(8)	United States	S + 5.00%	1.00%	8.67%	8/20/2029	23	23	23	0.01
Elevate HD Parent, Inc. (Delayed Draw)	(8)	United States	S + 5.00%	1.00%	8.67%	8/20/2029	532	530	532	0.18
Elevate HD Parent, Inc. (Revolver)	(7)(8)	United States	S + 5.00%	1.00%	8.67%	8/20/2029	47	44	47	0.02
Endo1 Partners, LLC	(8)(9)	United States	S + 7.14% (incl. 0.38% PIK)	2.00%	10.80%	5/23/2030	2,080	2,052	2,069	0.70
Endo1 Partners, LLC	(8)(9)	United States	S + 7.14% (incl. 0.38% PIK)	2.00%	10.80%	5/24/2030	7,831	7,686	7,752	2.61
Endo1 Partners, LLC (Revolver)	(7)(8)	United States	S + 4.38% (incl. 0.38% PIK)	1.00%	7.67%	5/23/2030	725	708	720	0.24
Gen4 Dental Partners Opco, LLC	(8)(9)	United States	S + 5.75%	1.00%	9.41%	5/13/2030	6,878	6,775	6,809	2.29
Gen4 Dental Partners Opco, LLC (Delayed Draw)	(7)(8)	United States	S + 5.75%	0.00%	1.00%	5/13/2030	—	(13)	(19)	(0.01)
Gen4 Dental Partners Opco, LLC (Revolver)	(7)(8)	United States	S + 5.50%	0.00%	0.50%	5/13/2030	—	(6)	(5)	—
Houseworks Holdings	(8)(9)	United States	S + 5.50%	1.00%	9.17%	12/15/2028	1,085	1,072	1,074	0.36
Houseworks Holdings	(8)(9)	United States	S + 5.50%	1.00%	9.17%	12/15/2028	2,486	2,474	2,461	0.83
Houseworks Holdings (Delayed Draw)	(8)(9)	United States	S + 5.50%	1.00%	9.17%	12/15/2028	316	312	312	0.10
Houseworks Holdings (Delayed Draw)	(7)(8)	United States	S + 5.50%	1.00%	1.00%	12/15/2028	—	(2)	(4)	—
Houseworks Holdings (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.17%	12/15/2028	122	119	120	0.04
In Vitro Sciences, LLC	(8)(9)	United States	S + 6.11%	1.00%	10.28%	2/28/2029	8,633	8,552	8,287	2.79
In Vitro Sciences, LLC (Delayed Draw)	(8)	United States	S + 6.11%	1.00%	10.28%	2/28/2029	2,205	2,200	2,117	0.71
In Vitro Sciences, LLC (Revolver)	(7)(8)	United States	S + 6.26%	1.00%	10.43%	2/28/2029	341	336	318	0.11
Medrina, LLC	(8)(9)	United States	S + 6.00%	1.00%	9.69%	10/20/2029	7,193	7,106	7,193	2.42
Medrina, LLC (Delayed Draw)	(8)(9)	United States	S + 6.00%	1.00%	9.63%	10/20/2029	1,271	1,267	1,271	0.43
Medrina, LLC (Revolver)	(7)(8)	United States	S + 6.00%	1.00%	0.50%	10/20/2029	—	(12)	—	—
Monarch Behavioral Therapy, LLC	(8)(9)	United States	S + 5.00%	1.00%	8.67%	6/6/2030	9,024	8,921	8,979	3.02
Monarch Behavioral Therapy, LLC (Delayed Draw)	(7)(8)(9)	United States	S + 5.00%	1.00%	8.67%	6/6/2030	1,384	1,379	1,376	0.46
Monarch Behavioral Therapy, LLC (Revolver)	(7)(8)	United States	S + 5.00%	1.00%	8.67%	6/6/2030	947	936	942	0.32
Quorum Health Resources	(8)(9)	United States	S + 5.35%	1.00%	9.02%	5/28/2027	1,614	1,602	1,610	0.54
Quorum Health Resources (Delayed Draw)	(8)(9)	United States	S + 5.35%	1.00%	9.02%	5/28/2027	754	749	752	0.25
Quorum Health Resources (Revolver)	(7)(8)	United States	S + 5.35%	1.00%	9.02%	5/28/2027	201	186	196	0.07
								71,808	71,764	24.13

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Health Care Technology
Advantmed Buyer Inc	(8)(9)	United States	S + 4.50%	1.00%	8.20%	2/14/2031	11,487	11,363	11,487	3.86
Advantmed Buyer Inc (Delayed Draw)	(8)(9)	United States	S + 4.50%	1.00%	8.20%	2/14/2031	1,626	1,620	1,626	0.55
Advantmed Buyer Inc (Revolver)	(7)(8)	United States	S + 4.50%	1.00%	0.50%	2/14/2031	—	(23)	—	—
Greenway Health, LLC	(8)(9)	United States	S + 6.75%	0.00%	10.45%	4/1/2029	9,563	9,378	9,563	3.21
Visante Acquisition, LLC	(8)(9)	United States	S + 5.75%	1.00%	9.42%	1/31/2030	8,292	8,211	8,292	2.79
Visante Acquisition, LLC (Revolver)	(7)(8)	United States	S + 5.75%	1.00%	0.50%	1/31/2030	—	(9)	—	—
								30,540	30,968	10.41
Hotels, Restaurants & Leisure
Caesars Entertainment, Inc.	(10)(11)	United States	S + 2.25%	0.00%	5.92%	2/6/2030	1,714	1,728	1,669	0.56
								1,728	1,669	0.56
Household Durables
Thornton Carpet, LLC	(8)(9)	United States	S + 4.75%	1.00%	8.42%	5/15/2031	5,487	5,433	5,432	1.83
Thornton Carpet, LLC (Revolver)	(7)(8)	United States	S + 5.00%	1.00%	0.50%	5/15/2031	—	(27)	(28)	(0.01)
								5,406	5,404	1.82
Insurance
OEG Borrower, LLC	(10)	United States	S + 3.50%	0.00%	7.19%	6/30/2031	1,980	1,977	1,991	0.67
The Mutual Group, LLC	(8)(9)	United States	S + 5.75%	1.00%	9.45%	1/31/2030	9,545	9,450	9,545	3.21
The Mutual Group, LLC (Revolver)	(7)(8)	United States	S + 5.75%	1.00%	0.50%	1/31/2030	—	(7)	—	—
Tricor, LLC	(8)(9)	United States	S + 5.35%	1.00%	9.02%	8/8/2031	6,177	6,123	6,177	2.08
Tricor, LLC (Delayed Draw)	(7)(8)	United States	S + 5.25%	0.00%	1.00%	8/8/2031	—	(33)	—	—
Tricor, LLC (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	0.50%	8/8/2031	—	(8)	—	—
								17,502	17,713	5.96
Interactive Media & Services
Case Works, LLC	(8)(9)	United States	S + 5.25%	1.00%	8.95%	10/1/2029	4,976	4,928	4,777	1.61
Case Works, LLC (Delayed Draw)	(8)(9)	United States	S + 5.25%	1.00%	8.99%	10/1/2029	747	745	717	0.24
Case Works, LLC (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	8.95%	10/1/2029	456	450	431	0.14
								6,123	5,925	1.99
IT Services
Argano, LLC	(8)(9)	United States	S + 5.50%	1.00%	9.18%	9/13/2029	11,488	11,338	11,488	3.87
Argano, LLC (Delayed Draw)	(8)(9)	United States	S + 5.50%	1.00%	9.17%	9/13/2029	5,030	4,990	5,030	1.69
Argano, LLC (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	0.50%	9/13/2029	—	(5)	—	—
Asurion, LLC	(10)	United States	S + 4.10%	0.00%	7.77%	8/19/2028	2,202	2,200	2,203	0.74
								18,523	18,721	6.30

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Life Sciences Tools & Services
Boston Clinical Trials LLC	(8)(9)	United States	S + 5.15%	0.00%	8.85%	12/20/2027	4,333	4,291	4,333	1.46
								4,291	4,333	1.46
Machinery
BCP VI Summit Holdings LP	(10)	United States	S + 3.00%	0.00%	6.67%	1/30/2032	1,990	1,982	1,991	0.67
								1,982	1,991	0.67
Media
WH Borrower, LLC	(10)	United States	S + 4.50%	0.00%	8.16%	2/20/2032	1,985	1,977	1,989	0.67
								1,977	1,989	0.67
Metals & Mining
Minerals Technologies Inc.	(8)(10)(11)	United States	S + 2.00%	0.00%	5.67%	11/26/2031	1,975	1,985	1,982	0.67
								1,985	1,982	0.67
Pharmaceuticals
Nephron Pharmaceuticals, LLC	(8)(9)	United States	S + 4.00%	3.25%	7.70%	12/30/2027	1,763	1,753	1,763	0.59
Nephron Pharmaceuticals, LLC	(8)(9)	United States	S + 9.20%	3.25%	12.90%	12/30/2027	5,997	5,943	5,997	2.02
Syner-G Intermediate Holdings, LLC	(8)(9)	United States	S + 5.25%	1.00%	8.95%	9/17/2030	10,249	10,162	9,531	3.21
Syner-G Intermediate Holdings, LLC (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	8.97%	9/17/2030	172	163	92	0.03
								18,021	17,383	5.85
Professional Services
Eisner Advisory Group LLC	(10)	United States	S + 4.00%	0.50%	7.67%	2/28/2031	2,955	2,976	2,822	0.95
Harbour Benefit Holdings, Inc.	(8)(9)	United States	S + 5.75%	1.00%	9.45%	7/11/2029	9,850	9,743	9,752	3.28
Harbour Benefit Holdings, Inc. (Revolver)	(7)(8)	United States	S + 5.75%	1.00%	9.42%	7/11/2029	524	512	512	0.17
HFW Companies, LLC	(8)(9)	United States	S + 5.00%	1.00%	8.66%	5/1/2031	8,881	8,795	8,816	2.96
HFW Companies, LLC (Delayed Draw)	(7)(8)	United States	S + 5.00%	1.00%	8.66%	5/1/2031	1,851	1,828	1,798	0.60
HFW Companies, LLC (Revolver)	(7)(8)	United States	S + 5.00%	1.00%	0.50%	5/1/2031	—	(9)	(7)	—
Schola Group Acquisition, Inc.	(8)(9)	United States	S + 4.75%	1.00%	8.39%	4/9/2031	5,435	5,383	5,435	1.83
Schola Group Acquisition, Inc. (Delayed Draw)	(7)(8)	United States	S + 4.75%	0.00%	8.42%	4/9/2031	2,664	2,649	2,664	0.89
Schola Group Acquisition, Inc. (Revolver)	(7)(8)	United States	S + 4.75%	0.00%	0.50%	4/9/2031	—	(11)	—	—
Strategy Corps, LLC	(8)(9)	United States	S + 5.50%	1.00%	9.17%	6/28/2030	6,233	6,170	6,124	2.06
Strategy Corps, LLC (Delayed Draw)	(7)(8)	United States	S + 5.25%	1.00%	1.00%	6/28/2030	—	(7)	(58)	(0.02)
Strategy Corps, LLC (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.17%	6/28/2030	289	273	260	0.09
Unified Patents, LLC	(8)(9)	United States	S + 4.75%	0.00%	8.35%	12/23/2027	10,033	9,985	10,008	3.37
Unified Patents, LLC (Revolver)	(7)(8)	United States	S + 4.75%	0.00%	0.50%	12/23/2027	—	(5)	(3)	—
								48,282	48,123	16.18

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Real Estate Management & Development
841 Prudential MOB LLC	(8)	United States	S + 6.50%	2.50%	10.17%	10/9/2027	13,773	13,663	13,773	4.63
841 Prudential MOB LLC (Delayed Draw)	(7)(8)	United States	S + 6.50%	2.50%	1.00%	10/9/2027	—	(2)	—	—
								13,661	13,773	4.63
Software
CDK Global, Inc.		United States	S + 3.25%	0.00%	6.95%	7/6/2029	995	991	713	0.24
Cloudera, Inc.	(9)(10)	United States	S + 3.85%	0.00%	7.52%	10/8/2028	2,218	2,217	1,987	0.66
CMI Marketing, Inc	(8)	United States	S + 4.36%	0.50%	8.03%	3/23/2028	1,969	1,967	1,900	0.64
Flash Charm, Inc.	(9)	United States	S + 3.50%	0.00%	7.16%	3/2/2028	995	991	793	0.27
Irving Parent, Corp.	(8)(9)	United States	S + 5.25%	1.00%	8.95%	3/11/2031	16,507	16,293	16,259	5.47
Irving Parent, Corp. (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	0.50%	3/11/2031	—	(29)	(36)	(0.01)
								22,430	21,616	7.27
Specialty Retail
BW Gas & Convenience Holdings, LLC	(10)	United States	S + 3.61%	0.50%	7.28%	3/31/2028	1,944	1,943	1,944	0.65
Penney Holdings LLC	(8)(9)	United States	S + 8.13%	2.50%	11.79%	9/20/2030	5,000	4,886	5,000	1.67
Xcel Brands, Inc.	(8)(9)(11)	United States	S + 8.50%	2.00%	12.17%	12/12/2028	917	890	917	0.31
								7,719	7,861	2.63

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Trading Companies & Distributors
DXP Enterprises, Inc.	(10)(11)	United States	S + 3.25%	0.00%	6.92%	10/11/2030	1,463	1,456	1,473	0.50
Johnstone Supply, LLC	(10)	United States	S + 2.25%	0.00%	5.92%	6/9/2031	1,980	1,991	1,970	0.66
Verde Purchaser, LLC	(10)	United States	S + 4.00%	0.00%	7.70%	11/30/2030	1,967	1,960	1,917	0.64
White Cap Supply Holdings, LLC	(10)	United States	S + 3.25%	0.00%	6.92%	10/19/2029	1,968	1,959	1,897	0.64
								7,366	7,257	2.44
Total First Lien Debt								$538,662	$536,655	180.46%

Second Lien Debt
Pharmaceuticals
Alvogen Pharma US, Inc.	(8)	United States	S + 10.50% (incl. 8.00% PIK)	0.00%	14.20%	3/1/2029	865	645	575	0.19
								645	575	0.19
Warrant
Pharmaceuticals
WHF Equity Consideration LLC	(8)	United States					—	—	27	0.01
								—	27	0.01
Specialty Retail
Xcel Brands, Inc.	(8)	United States					6	23	2	—
								23	2	—
Total Warrant								23	29	0.01
Total Investments - non-controlled/non-affiliated								$539,330	$537,259	180.66%

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
(4)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to SOFR (denoted as “S”) or Prime (denoted as “P”) which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2026. For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at March 31, 2026. Variable rate loans typically include an interest reference rate floor feature, which the Company has indicated if applicable.
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

March 31, 2026

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
(9)
These debt investments were pledged as collateral under the Company’s MS Credit Facility as of March 31, 2026 (refer to Note 6 - “Borrowings”).
(10)
These debt investments were pledged as collateral under the Company’s JPM Credit Facility as of March 31, 2026 (refer to Note 6 - “Borrowings”).
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, non-qualifying assets represented approximately 4.1% of the total assets of the Company.
(12)
All or a portion of this position has not yet settled as of March 31, 2026. The Company will not accrue interest until the settlement date at which point SOFR will be established.

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
(9)
These debt investments were pledged as collateral under the Company’s MS Credit Facility as of December 31, 2025 (refer to Note 6 - “Borrowings”).
(10)
These debt investments were pledged as collateral under the Company’s JPM Credit Facility as of December 31, 2025 (refer to Note 6 - “Borrowings”).
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

The Company has three wholly owned subsidiaries - First Eagle Private Credit Fund SPV, LLC and First Eagle Private Credit Fund BSL SPV I, LLC, which are financing subsidiaries of the Company, and FEPC Fund Servicer, LLC, which is the servicer of the Company’s MS Credit Facility (see Note 6—“Borrowings”).

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

Prior to the commencement of the Public Offering (as defined in Note 8 - “Net Assets”), the Company conducted a separate private offering (the “Private Offering”) of Common Shares (i) to accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act. The Company expects to continue to conduct a private offering to sell Common Shares outside of the United States to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for the year ending December 31, 2026.

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

During the three months ended March 31, 2026 and 2025, the Company had $13,622 and $15,052, respectively, of interest income.

PIK Income

The Company may have investments in its portfolio which contain a contractual paid-in-kind (“PIK”), interest provision. PIK interest is computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment, and is recorded as income. The Company will cease accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect amounts to be collectible and will generally only begin to recognize PIK income again when all principal and interest have been paid or upon the restructuring of the investment where the interest is deemed collectible. To maintain the Company’s status as a RIC, PIK interest income, which is considered investment company taxable income, may be required to be paid out to shareholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash. During the three months ended March 31, 2026 and 2025, the Company had $29 and zero, respectively, of PIK income, which is included in Interest Income on the Consolidated Statement of Operations.

Dividend Income

Dividend income from cash equivalents is recorded on the record date. Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from a limited liability company or limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. During the three months ended March 31, 2026 and 2025, the Company had $451 and $263, respectively, of dividend income.

Other Income

The Company may also generate revenue in the form of structuring, arranger or due diligence fees, amendment or consent fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees. Such fees are recognized as income when earned or the services are rendered. During the three months ended March 31, 2026 and 2025, the Company had $384 and $204, respectively, of other income.

Non-Accrual

Loans are placed on non-accrual status when there is reasonable doubt whether principal or interest payments will be collected in full. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. Additionally, any original issue discount (“OID”) and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2026, the Company had no investments on non-accrual status. As of December 31, 2025, non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.07%, respectively.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing and amendments of the Company’s Credit Facilities (as defined in Note 6 - “Borrowings”), including legal, accounting, and other related expenses. These costs are capitalized at the time of payment and are amortized using the straight line method over the term of the Company’s Credit Facilities.

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

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On April 17, 2025, the Company’s Board unanimously approved an investment advisory agreement (the “Advisory Agreement”) and a subadvisory agreement (the “Subadvisory Agreement,” and together with the Advisory Agreement, the “Advisory Agreements”), each of which became effective on August 15, 2025. The Advisory Agreement was effective for an initial two-year term and remained in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company could terminate the Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreement automatically terminated in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

Under the terms of the Advisory Agreement, the Company pays the Adviser a fee for its services consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is ultimately borne by the shareholders. The subadvisory fee payable to FEAC is paid by FEIM out of its investment advisory fee rather than paid separately by the Company. Base management fees and incentive fees began to accrue upon the Commencement of Operations.

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

For the three months ended March 31, 2026 and 2025, the Company accrued $925 and $931, respectively, in base management fees. For the three months ended March 31, 2026 and 2025, the Advisers waived zero and $931, respectively, in base management fees (see “Fee Waiver” below). As of March 31, 2026 and December 31, 2025, $317 and $160, respectively, were payable to the Adviser relating to management fees.

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

For the three months ended March 31, 2026 and 2025, the Company accrued $827 and $907, respectively, in income-based incentive fees. For the three months ended March 31, 2026 and 2025, the Advisers waived zero and $907, respectively, in income-based incentive fees (see “Fee Waiver” below). As of March 31, 2026 and December 31, 2025, $827 and zero, respectively, were payable to the Adviser relating to income-based incentive fees.

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

For the three months ended March 31, 2026 and 2025, the Company accrued no capital gains incentive fees. As of March 31, 2026 and December 31, 2025, there were no amounts payable to the Adviser relating to capital gain incentive fees.

Fee Waiver

For the period from June 6, 2024 through June 30, 2025, the Advisers had agreed to waive all management fees, incentive fees and subadvisory fees (the “Initial Advisory Fee Waiver”) payable to them under the Advisory Agreement and Subadvisory Agreement.

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

There were no fee waivers in place during the three months ended March 31, 2026.

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

For the three months ended March 31, 2026 and 2025, the Company incurred administrator expenses of $345 and $604, respectively. As of March 31, 2026 and December 31, 2025, $708 and $391, respectively, of administrator expenses were due to the Administrator, which were included in accrued administration expense on the Consolidated Statement of Assets and Liabilities. Additionally, as of March 31, 2026 and December 31, 2025, $67 and $53, respectively, were due to the Administrator for direct expenses paid on the Company’s behalf, which were included in due to affiliates on the Consolidated Statement of Assets and Liabilities.

Expense Support and Conditional Reimbursement Agreement

From June 6, 2024 through the term of the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”), which shall be through at least June 6, 2027, the Adviser will advance all of the Company’s Other Operating Expenses (as defined below) so such expenses do not exceed 1.00% (on an annualized basis) of the Company’s NAV (“Required Expense Payment”). Any Required Expense Payment must be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates.

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

Following any calendar month (the “Applicable Calendar Month”) in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in the Applicable Calendar Month (“Excess Operating Funds”), the Company will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to or on behalf of the Company within three years prior to the last business day of the Applicable Calendar Month have been reimbursed (“Reimbursement Payment”).

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

The following is a summary of Expense Payments and related Reimbursement Payments for the three months ended March 31, 2026 and 2025:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
January 31, 2026	$258	$—	$258	January 31, 2029
February 28, 2026	263	—	263	February 28, 2029
March 31, 2026	296	—	296	March 31, 2029
Total	$817	$—	$817

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
January 31, 2025	$434	$—	$434	January 31, 2028
February 28, 2025	359	—	359	February 28, 2028
March 31, 2025	559	—	559	March 31, 2028
Total	$1,352	$—	$1,352

For the three months ended March 31, 2026, the Company accrued Expense Payments due from the Adviser in the amount of $817. For the three months ended March 31, 2026, there were no Reimbursement Payments made to the Adviser.

For the three months ended March 31, 2025, the Company accrued Expense Payments due from the Adviser in the amount of $1,352. For the three months ended March 31, 2025, there were no Reimbursement Payments made to the Adviser.

As of March 31, 2026 and December 31, 2025, $1,671 and $854, respectively, of Expense Payments were due from the Adviser, which were included in due from adviser on the Consolidated Statement of Assets and Liabilities.

Intermediary Manager Agreement

On April 17, 2025, the Company entered into an intermediary manager agreement (the “Intermediary Manager Agreement”) with FEF Distributors, LLC (the “Intermediary Manager”), an affiliate of the Adviser. The Intermediary Manager Agreement became effective on August 15, 2025.

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

For the three months ended March 31, 2026, the Company accrued shareholder servicing and/or distribution fees of less than $1, which were attributable to Class D shares. There were no shareholder servicing and/or distribution fees accrued for the same time period for Class S shares.

There were no shareholder servicing and/or distribution fees accrued for either Class D shares or Class S shares for the three months ended March 31, 2025.

Note 4. Investments

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$538,662	$536,655	99.88%	$568,526	$566,755	99.90%
Second Lien Debt	645	575	0.11	620	586	0.10
Warrant	23	29	0.01	31	1	—
Total investments	$539,330	$537,259	100.00%	$569,177	$567,342	100.00%

The following is a summary of the industry classifications in which the Company invests as of March 31, 2026 and December 31, 2025:

March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$3,972	$3,989	0.74%	1.34%
Air Freight & Logistics	5,388	4,826	0.90	1.62
Automobile Components	12,634	12,564	2.34	4.22
Broadline Retail	9,335	9,419	1.75	3.17
Building Products	7,641	7,687	1.43	2.58
Capital Markets	5,759	5,824	1.09	1.96
Chemicals	1,971	1,975	0.37	0.66
Commercial Services & Supplies	68,252	67,609	12.58	22.73
Construction & Engineering	48,119	48,317	8.99	16.25
Consumer Staples Distribution & Retail	22,637	22,795	4.24	7.67
Containers & Packaging	2,340	2,350	0.44	0.79
Diversified Consumer Services	20,470	20,219	3.76	6.80
Electric Utilities	9,590	9,687	1.80	3.26
Electrical Equipment	3,327	3,441	0.64	1.16
Financial Services	29,463	28,985	5.40	9.75
Food Products	1,982	1,995	0.37	0.67
Health Care Equipment & Supplies	6,438	6,501	1.21	2.19
Health Care Providers & Services	71,808	71,764	13.36	24.13
Health Care Technology	30,540	30,968	5.76	10.41
Hotels, Restaurants & Leisure	1,728	1,669	0.31	0.56
Household Durables	5,406	5,404	1.01	1.82
Insurance	17,502	17,713	3.30	5.96
Interactive Media & Services	6,123	5,925	1.10	1.99
IT Services	18,523	18,721	3.49	6.30
Life Sciences Tools & Services	4,291	4,333	0.81	1.46
Machinery	1,982	1,991	0.37	0.67
Media	1,977	1,989	0.37	0.67
Metals & Mining	1,985	1,982	0.37	0.67
Pharmaceuticals	18,666	17,985	3.35	6.05
Professional Services	48,282	48,123	8.96	16.18
Real Estate Management & Development	13,661	13,773	2.56	4.63
Software	22,430	21,616	4.02	7.27
Specialty Retail	7,742	7,863	1.46	2.63
Trading Companies & Distributors	7,366	7,257	1.35	2.44
	$539,330	$537,259	100.00%	180.66%

December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$1,981	$2,011	0.35%	0.67%
Air Freight & Logistics	9,007	8,440	1.49	2.80
Automobile Components	12,422	12,355	2.18	4.09
Broadline Retail	12,437	12,433	2.19	4.12
Building Products	7,631	7,676	1.35	2.54
Capital Markets	5,768	5,839	1.03	1.93
Chemicals	1,976	1,994	0.35	0.66
Commercial Services & Supplies	70,148	70,186	12.37	23.25
Construction & Engineering	46,742	46,824	8.25	15.51
Consumer Staples Distribution & Retail	22,723	22,705	4.00	7.52
Containers & Packaging	2,344	2,356	0.42	0.78
Diversified Consumer Services	20,213	19,889	3.51	6.59
Electric Utilities	9,608	9,711	1.71	3.22
Electrical Equipment	3,464	3,455	0.61	1.15
Financial Services	36,181	35,668	6.29	11.82
Food Products	4,355	4,410	0.78	1.46
Health Care Equipment & Supplies	6,450	6,494	1.14	2.15
Health Care Providers & Services	69,244	68,842	12.13	22.81
Health Care Technology	30,583	31,046	5.47	10.28
Hotels, Restaurants & Leisure	1,734	1,711	0.30	0.57
Household Durables	5,414	5,408	0.95	1.79
Insurance	17,533	17,762	3.13	5.88
Interactive Media & Services	6,026	5,929	1.04	1.96
IT Services	19,002	19,225	3.39	6.37
Machinery	5,189	5,209	0.92	1.73
Media	2,974	2,932	0.52	0.97
Metals & Mining	1,990	1,990	0.35	0.66
Passenger Airlines	1,890	1,855	0.33	0.61
Pharmaceuticals	18,835	18,070	3.19	5.99
Professional Services	48,673	48,518	8.55	16.07
Real Estate Management & Development	13,639	13,773	2.43	4.56
Software	35,779	35,324	6.23	11.70
Specialty Retail	9,837	9,865	1.74	3.27
Trading Companies & Distributors	7,385	7,437	1.31	2.46
	$569,177	$567,342	100.00%	187.94%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$530,105	$528,636	98.40%	177.76%
Europe	9,225	8,623	1.60	2.90
Total	$539,330	$537,259	100.00%	180.66%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$558,438	$557,109	98.20%	184.55%
Europe	10,739	10,233	1.80	3.39
Total	$569,177	$567,342	100.00%	187.94%

As of March 31, 2026, we had no loans on non-accrual status. As of December 31, 2025, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.07%, respectively.

As of March 31, 2026 and December 31, 2025, on a fair value basis, 100.00% of the Company’s performing debt investments bore interest at a floating rate.

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

As of March 31, 2026, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuations procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

Fair Value Disclosures

The following is a summary of the composition of the Company’s investment portfolio at fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$49,274	$487,381	$536,655
Second Lien Debt	—	—	575	575
Warrant	—	—	29	29
Total Investments	$—	$49,274	$487,985	$537,259
Percentage of Total	0.00%	9.17%	90.83%	100.00%

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$90,219	$476,536	$566,755
Second Lien Debt	—	—	586	586
Warrant	—	—	1	1
Total Investments	$—	$90,219	$477,123	$567,342
Percentage of Total	0.00%	15.90%	84.10%	100.00%

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	First Lien Loan	Second Lien Loan	Warrant	Total Investments
Fair value, beginning of period	$476,536	$586	$1	$477,123
Purchase of investments (including PIK)	13,186	17	—	13,203
Proceeds from principal repayments and sales of investments	(11,193)	(8)	—	(11,201)
Amortization of premium/accretion of discount, net	512	16	—	528
Net realized gain (loss) on investments	16	—	(8)	8
Net change in unrealized appreciation (depreciation) on investments	23	(36)	36	23
Restructures	2,371	—	—	2,371
Transfers into Level 3	5,930	—	—	5,930
Fair value, end of period	$487,381	$575	$29	$487,985
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at March 31, 2026	$193	$(36)	$36	$193

	Three Months Ended March 31, 2025
	First Lien Loan	Second Lien Loan	Warrant	Total Investments
Fair value, beginning of period	$332,589	$—	$32	$332,621
Purchase of investments (including PIK)	68,504	17	—	68,521
Proceeds from principal repayments and sales of investments	(29,651)	—	—	(29,651)
Amortization of premium/accretion of discount, net	550	5	—	555
Net realized gain (loss) on investments	(941)	—	—	(941)
Net change in unrealized appreciation (depreciation) on investments	1,358	(94)	(32)	1,232
Reclassification	(528)	528		—
Transfers out of Level 3	(16,039)	—	—	(16,039)
Transfers into Level 3	8,865	—	—	8,865
Fair value, end of period	$364,707	$456	$—	$365,163
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at March 31, 2025	$(594)	$(94)	$(32)	$(720)

Investments were transferred out of Level 3 during the three months ended March 31, 2025 due to improvements in the quantity and quality of information, specifically the number of vendor quotes available to support the valuation of each investment, as assessed by the Valuation Designee. Investments were transferred into Level 3 during the three months ended March 31, 2026 and 2025 due to a decrease in the quantity and quality of information, specifically the number of vendor quotes available to support the valuation of each investment, as assessed by the Valuation Designee.

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2026 and December 31, 2025. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2026
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
First lien debt (2)	$417,420	Discounted cash flows (income approach)	Comparative Yield	7.24%	17.06%	9.33%
	63,104	Recoverability	Collateral Value	$18.8mm	$11,987.6mm	$3,081.4mm
	480,524

Warrant	27	Recoverability	Collateral Value	$341.4mm	$443.8mm	$392.6mm
	2	Option pricing model	Volatility	50.00%	80.00%	65.00%
	29		Time Horizon (years)	1.0 yrs	5.0 yrs	3.0 yrs

Total	$480,553
(1)
Weighted averages are calculated based on fair value of investments.
(2)
Excluded from the presentation is $6,857 in first lien senior secured debt and $575 in second lien senior secured debt for which the Valuation Designee did not develop the unobservable inputs for the determination of fair value (examples include insufficient liquidity and single source quotation).

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

Other Financial Assets and Liabilities

As of March 31, 2026, the carrying amounts of the Company’s other financial instruments, such as cash and cash equivalents, receivables and payables, approximate the fair value of such items due to the short maturity of such instruments and would be categorized as Level 1 within the fair value hierarchy. As of March 31, 2026, the carrying amounts of the Company’s outstanding Credit Facilities approximate fair value and would be categorized as Level 3 within the fair value hierarchy. The fair values of the Credit Facilities are estimated based upon market interest rates and entities with similar credit risk.

Note 6. Borrowings

In connection with the Company’s organization, the Board and the Company’s initial shareholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result of this approval, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026, the Company’s asset coverage ratio was 205.5%.

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

The Company’s ability to borrow under the MS Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 75% of the principal balance of its eligible portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 65%. Under the terms of the MS Credit Facility, the MS Credit Facility SPV is permitted to reinvest available cash and make new borrowings under the MS Credit Facility through September 22, 2026. The MS Credit Facility has a minimum utilization requirement (“MS Credit Facility Minimum Utilization”) of 35% of the facility amount (following a nine-month ramp-up period through September 21, 2024). The MS Credit Facility Minimum Utilization increased to 65% from September 22, 2024 and increased again to 75% from November 7, 2024 through the end of the revolving period. Distributions from the MS Credit Facility SPV to the Company are limited by the terms of the MS Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The MS Credit Facility SPV’s obligations under the MS Credit Facility are secured by a first priority security interest in substantially all of the assets of the MS Credit Facility SPV, including its portfolio of investments, and the Company’s equity interest in the MS Credit Facility SPV. As of March 31, 2026, the Company held 88 investments with a total fair market value of $442,713 in the MS Credit Facility SPV as collateral for the MS Credit Facility. As of December 31, 2025, the Company held 89 investments with a total fair market value of $445,989 in the MS Credit Facility SPV as collateral for the MS Credit Facility. As of March 31, 2026 and December 31, 2025, the Company had $246,300 and $264,100, respectively, in borrowings outstanding under the MS Credit Facility.

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

Components of Interest Expense

The components of the Company’s interest expense on the MS Credit Facility were as follows:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Borrowing interest expense	$3,929	$5,864
Borrowing administration fees	131	131
Facility unused fees	206	12
Amortization of financing costs	153	152
Total interest expense	$4,419	$6,159
Average Debt Outstanding	253,026	341,878
Average Stated Interest Rate	6.21%	6.86%

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

The Company’s ability to borrow under the JPM Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 70% of the net asset value of the portfolio assets held in the JPM Credit Facility SPV. Under the terms of the JPM Credit Facility, the JPM Credit Facility SPV is permitted to reinvest available cash and make new borrowing under the JPM Credit Facility through April 8, 2028. The JPM Credit Facility has a minimum utilization requirement (“JPM Credit Facility Minimum Utilization”) of 50% of the facility amount (following a three-month ramp-up period through July 9, 2025), increasing to 75% on October 10, 2025 through the end of the reinvestment period. Distributions from the JPM Credit Facility SPV to the Company are limited by the terms of the JPM Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The JPM Credit Facility SPV’s obligations under the JPM Credit Facility are secured by a first priority security interest in substantially all of the assets of the JPM Credit Facility SPV, including its portfolio of investments. As of March 31, 2026, the Company held 24 investments with a total fair market value of $50,190 in the JPM Credit Facility SPV as collateral for the JPM Credit Facility. As of December 31, 2025, the Company held 39 investments with a total fair market value of $78,395 in the JPM Credit Facility SPV as collateral for the JPM Credit Facility. As of March 31, 2026 and December 31, 2025, the Company had $35,500 and $75,000, respectively, in borrowings outstanding under the JPM Credit Facility.

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

Components of Interest Expense

The components of the Company’s interest expense on the JPM Credit Facility were as follows:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Borrowing interest expense	$757	$—
Borrowing administration fees	—	—
Facility unused fees	118	—
Amortization of financing costs	47	—
Total interest expense	$922	$—
Average Debt Outstanding	58,072	—
Average Stated Interest Rate	5.21%	N/A

For the three months ended March 31, 2026 and 2025, the average total debt outstanding was $311,098 and $341,878, respectively.

For the three months ended March 31, 2026 and 2025, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, was 6.96% and 7.31%, respectively.

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

As of March 31, 2026 and December 31, 2025, the Company has the following unfunded commitments to portfolio companies:

March 31, 2026
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
360 Partners, LLC	Delayed Draw	7/31/2027	$5,090	$(102)
841 Prudential MOB LLC	Delayed Draw	10/8/2027	$719	$—
APS Acquisition Holdings, LLC	Delayed Draw	7/11/2026	$1,480	$—
CI (MG) Group, LLC	Delayed Draw	3/27/2027	$2,162	$—
Gen4 Dental Partners Opco, LLC	Delayed Draw	5/13/2026	$1,867	$(19)
HFW Holdings, LLC	Delayed Draw	5/1/2027	$5,213	$(39)
Housework Holdings	Delayed Draw	5/28/2026	$417	$(4)
McHale Landscape Design, Inc.	Delayed Draw	7/16/2027	$3,314	$(17)
Mission Critical Group, LLC	Delayed Draw	4/17/2027	$1,849	$—
Monarch Behavioral Therapy, LLC	Delayed Draw	6/6/2026	$266	$(1)
Prescott's Inc.	Delayed Draw	12/30/2026	$2,091	$—
PRGX Global, Inc	Delayed Draw	2/20/2027	$597	$(9)
Schola Group Acquisition, Inc.	Delayed Draw	4/9/2027	$1,894	$—
Strategy Corps, LLC	Delayed Draw	6/28/2026	$3,300	$(58)
Tricor, LLC	Delayed Draw	8/8/2027	$7,780	$—
Waste Resource Management Inc.	Delayed Draw	5/19/2027	$4,684	$—
XPT Partners, LLC	Delayed Draw	12/10/2026	$866	$—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Revolver
360 Partners, LLC	Revolver	8/7/2031	$2,874	$(57)
Advantmed Buyer Inc	Revolver	2/14/2031	$2,189	$—
Air Buyer Inc.	Revolver	7/23/2030	$171	$(19)
Air Conditioning Specialist, Inc.	Revolver	11/19/2029	$395	$(1)
Apella Capital LLC	Revolver	3/1/2029	$350	$—
APS Acquisition Holdings, LLC	Revolver	7/11/2029	$1,741	$—
Argano, LLC	Revolver	9/13/2029	$348	$—
Case Works, LLC	Revolver	10/1/2029	$148	$(6)
CI (MG) Group, LLC	Revolver	3/27/2030	$439	$—
Eiko Global, LLC	Revolver	9/3/2030	$2,273	$—
Elevate HD Parent, Inc.	Revolver	8/20/2029	$153	$—
Endo1 Partners, LLC	Revolver	5/23/2030	$322	$(2)
Enthusiast Auto Holdings, LLC	Revolver	12/19/2027	$1,151	$—
Gen4 Dental Partners Opco, LLC	Revolver	5/13/2030	$467	$(5)
HFW Holdings, LLC	Revolver	5/1/2031	$944	$(7)
Housework Holdings	Revolver	12/15/2028	$80	$(1)
In Vitro Sciences, LLC	Revolver	2/28/2029	$227	$(9)
Irving Parent, Corp.	Revolver	3/11/2031	$2,382	$(36)
Mammoth Holdings, LLC	Revolver	11/15/2029	$659	$(28)
McHale Landscape Design, Inc.	Revolver	7/16/2031	$1,429	$(7)
Medrina, LLC	Revolver	10/20/2029	$1,107	$—
Mission Critical Group, LLC	Revolver	4/17/2030	$1,612	$—
Monarch Behavioral Therapy, LLC	Revolver	6/6/2030	$167	$(1)
Owl Vans, LLC	Revolver	12/31/2030	$600	$(15)
Prescott's Inc.	Revolver	12/30/2030	$896	$—
Quorum Health Resources	Revolver	5/28/2027	$1,556	$(4)
RL James, Inc.	Revolver	12/15/2028	$973	$—
RMBUS Holdco Inc.	Revolver	1/8/2029	$518	$—
Sagebrush Buyer, LLC	Revolver	7/1/2030	$1,263	$—
Schola Group Acquisition, Inc.	Revolver	4/9/2031	$1,141	$—
Strategy Corps, LLC	Revolver	6/28/2030	$1,361	$(24)
Streetmasters Intermediate, Inc	Revolver	4/1/2030	$1,247	$(19)
SuperHero Fire Protection, LLC	Revolver	12/31/2029	$884	$—
Syner-G Intermediate Holdings, LLC	Revolver	9/17/2030	$977	$(68)
The Mulch & Soil Company, LLC	Revolver	5/1/2028	$562	$—
The Mutual Group, LLC	Revolver	1/31/2030	$691	$—
Thornton Carpet, LLC	Revolver	5/15/2031	$2,764	$(28)
Tri Scapes, LLC	Revolver	7/12/2030	$1,025	$(10)
Tricor, LLC	Revolver	8/8/2031	$996	$—
Unified Patents, LLC	Revolver	12/23/2027	$1,271	$(3)
Violet Utility Buyer, LLC	Revolver	7/24/2031	$2,372	$(27)
Visante Acquisition, LLC	Revolver	1/31/2030	$976	$—
Waste Resource Management Inc.	Revolver	12/28/2029	$745	$—
XPT Partners, LLC	Revolver	9/13/2028	$136	$—
Zenith American Solutions, Inc.	Revolver	7/11/2029	$676	$(7)
Total Unfunded Commitments			$88,847	$(633)

December 31, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
360 Partners, LLC	Delayed Draw	7/31/2027	$5,090	$(57)
841 Prudential MOB LLC	Delayed Draw	10/8/2027	$719	$—
APS Acquisition Holdings, LLC	Delayed Draw	7/11/2026	$2,264	$—
CI (MG) Group, LLC	Delayed Draw	3/27/2027	$2,180	$(5)
Elevate HD Parent, Inc.	Delayed Draw	2/18/2026	$257	$—
Gen4 Dental Partners Opco, LLC	Delayed Draw	5/13/2026	$1,867	$(19)
HFW Holdings, LLC	Delayed Draw	5/1/2027	$5,213	$(52)
Housework Holdings	Delayed Draw	5/28/2026	$417	$(6)
McHale Landscape Design, Inc.	Delayed Draw	7/16/2027	$3,314	$(37)
Mission Critical Group, LLC	Delayed Draw	4/17/2027	$1,849	$—
Monarch Behavioral Therapy, LLC	Delayed Draw	6/6/2026	$266	$(1)
Prescott's Inc.	Delayed Draw	12/30/2026	$2,091	$(5)
PRGX Global, Inc	Delayed Draw	2/20/2027	$597	$(10)
RMBUS Holdco Inc.	Delayed Draw	1/22/2026	$2,070	$—
Schola Group Acquisition, Inc.	Delayed Draw	4/9/2027	$3,777	$(38)
SR Landscaping, LLC	Delayed Draw	2/20/2026	$932	$(65)
Strategy Corps, LLC	Delayed Draw	6/28/2026	$3,300	$(58)
Tri Scapes, LLC	Delayed Draw	7/12/2026	$427	$(6)
Tricor, LLC	Delayed Draw	8/8/2027	$7,780	$—
Waste Resource Management Inc.	Delayed Draw	5/19/2027	$4,684	$—
XPT Partners, LLC	Delayed Draw	12/10/2026	$950	$(7)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Revolver
360 Partners, LLC	Revolver	8/7/2031	$2,874	$(32)
Advantmed Buyer Inc	Revolver	2/14/2031	$2,189	$—
Air Buyer Inc.	Revolver	7/23/2030	$171	$(5)
Air Conditioning Specialist, Inc.	Revolver	11/19/2029	$396	$(2)
Apella Capital LLC	Revolver	3/1/2029	$350	$—
APS Acquisition Holdings, LLC	Revolver	7/11/2029	$1,741	$—
Argano, LLC	Revolver	9/13/2029	$348	$—
Case Works, LLC	Revolver	10/1/2029	$253	$(6)
CI (MG) Group, LLC	Revolver	3/27/2030	$439	$(1)
Eiko Global, LLC	Revolver	9/3/2030	$2,130	$(48)
Elevate HD Parent, Inc.	Revolver	8/20/2029	$200	$—
Endo1 Partners, LLC	Revolver	5/23/2030	$322	$(2)
Enthusiast Auto Holdings, LLC	Revolver	12/19/2026	$1,151	$—
Gen4 Dental Partners Opco, LLC	Revolver	5/13/2030	$467	$(5)
HFW Holdings, LLC	Revolver	5/1/2031	$944	$(9)
Housework Holdings	Revolver	12/15/2028	$86	$(1)
In Vitro Sciences, LLC	Revolver	2/28/2029	$227	$(18)
Irving Parent, Corp.	Revolver	3/11/2031	$2,382	$(36)
Mammoth Holdings, LLC	Revolver	11/15/2029	$498	$(17)
McHale Landscape Design, Inc.	Revolver	7/16/2031	$1,429	$(16)
Medrina, LLC	Revolver	10/20/2029	$1,107	$—
Mission Critical Group, LLC	Revolver	4/17/2030	$1,612	$—
Monarch Behavioral Therapy, LLC	Revolver	6/6/2030	$167	$(1)
Owl Vans, LLC	Revolver	12/31/2030	$840	$(21)
Prescott's Inc.	Revolver	12/30/2030	$896	$(2)
Quorum Health Resources	Revolver	5/28/2027	$1,556	$(8)
RL James, Inc.	Revolver	12/15/2028	$919	$—
RMBUS Holdco Inc.	Revolver	1/8/2029	$1,035	$—
Sagebrush Buyer, LLC	Revolver	7/1/2030	$1,263	$—
Schola Group Acquisition, Inc.	Revolver	4/9/2031	$1,141	$(11)
Strategy Corps, LLC	Revolver	6/28/2030	$1,444	$(25)
Streetmasters Intermediate, Inc	Revolver	4/1/2030	$1,700	$(43)
SuperHero Fire Protection, LLC	Revolver	12/31/2029	$964	$—
Syner-G Intermediate Holdings, LLC	Revolver	9/17/2030	$1,150	$(92)
The Mulch & Soil Company, LLC	Revolver	5/1/2028	$605	$—
The Mutual Group, LLC	Revolver	1/31/2030	$691	$—
Thornton Carpet, LLC	Revolver	5/15/2031	$2,764	$(31)
Tri Scapes, LLC	Revolver	7/12/2030	$1,185	$(18)
Tricor, LLC	Revolver	8/8/2031	$996	$—
Unified Patents, LLC	Revolver	12/23/2027	$1,271	$(6)
Violet Utility Buyer, LLC	Revolver	7/24/2031	$3,295	$(37)
Visante Acquisition, LLC	Revolver	1/31/2030	$976	$—
Waste Resource Management Inc.	Revolver	12/28/2029	$828	$—
XPT Partners, LLC	Revolver	9/13/2028	$136	$(1)
Zenith American Solutions, Inc.	Revolver	7/11/2029	$676	$(7)
Total Unfunded Commitments			$97,858	$(867)

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

Prior to the commencement of the Public Offering, the Company conducted the Private Offering of Common Shares (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act. The Company expects to continue to conduct a private offering to sell Common Shares outside of the United States to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

The following table summarizes the issuance of shares from the Public Offering and the Private Offering during the three months ended March 31, 2026 and 2025:

	Class I
Subscriptions Effective	Shares Issued	Net Proceeds
For the three months ended March 31, 2026
January 1, 2026	297	$7
February 1, 2026	306	8
Total	603	$15

For the three months ended March 31, 2025
January 1, 2025	37,241	$901
Total	37,241	$901

Class D
Subscriptions Effective	Shares Issued	Net Proceeds
For the three months ended March 31, 2026
None	—	$—
Total	—	$—

For the three months ended March 31, 2025
None	—	$—
Total	—	$—

During the three months ended March 31, 2026 and 2025, the Company also issued 264 Class I shares and 111 Class I shares, respectively, for aggregate values of $6 and $3, respectively, under the DRP (as defined below).

Net Asset Value Per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I shares and Class D shares for the three months ended March 31, 2026 and 2025:

	NAV Per Share
For the Month Ended	Class I	Class D
For the three months ended March 31, 2026
January 31, 2026	$24.09	$24.09
February 28, 2026	23.97	23.97
March 31, 2026	23.95	23.95

For the three months ended March 31, 2025
January 31, 2025	$24.27	$—
February 28, 2025	24.37	—
March 31, 2025	23.97	—

Distributions

The following table presents distributions that were declared and payable during the three months ended March 31, 2026 and 2025:

	Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the three months ended March 31, 2026
January 30, 2026	January 30, 2026	February 26, 2026	$0.210	$2,615
February 27, 2026	February 27, 2026	March 30, 2026	0.210	2,615
March 31, 2026	March 31, 2026	April 29, 2026	0.210	2,616
Total				$7,846
For the three months ended March 31, 2025
January 31, 2025	January 31, 2025	February 27, 2025	$0.205	$2,548
March 26, 2025	March 26, 2025	March 28, 2025	0.205	2,550
March 31, 2025	March 31, 2025	April 29, 2025	0.205	2,551
Total				$7,649

	Class D
Date Declared	Record Date	Payment Date	Distribution Per Share (1)	Distribution Amount
For the three months ended March 31, 2026
January 30, 2026	January 30, 2026	February 26, 2026	$0.205	$1
February 27, 2026	February 27, 2026	March 30, 2026	0.205	1
March 31, 2026	March 31, 2026	April 29, 2026	0.205	1
Total				$3
For the three months ended March 31, 2025
None			$—	$—
Total				$—
(1)
Distribution per share is net of shareholder servicing and/or distribution fees.

Character of Distributions

The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, and capital gains proceeds from the sale of assets.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares during the three months ended March 31, 2026 and 2025:

	March 31, 2026		March 31, 2025
	Class I	Class D	Class I
Ordinary income (including net short-term capital gains)	$7,846	$3	$7,109
Capital gains	—	—	540
Return of capital	—	—	—
Total taxable distributions	$7,846	$3	$7,649

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

The following table presents share repurchases completed under the share repurchase program during the three months ended March 31, 2026:

Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
February 27, 2026	40,500	0.33%	$23.95	March 31, 2026	$970	—

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amounts shown net of Early Repurchase Deductions, if any.
(3)
All repurchase requests were satisfied in full.

During the three months ended March 31, 2025, zero shares were repurchased.

Note 9. Financial Highlights and Senior Securities

The following is a schedule of financial highlights for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Class I	Class D (1)	Class I
Per Share Data:
Net assets, beginning of period	$24.23	$24.23	$24.21
Net investment income (loss) after excise tax (2)	0.53	0.51	0.69
Net realized gain (loss) (2)	(0.16)	(0.16)	(0.04)
Net change in unrealized appreciation (depreciation) (2)	(0.02)	(0.02)	(0.27)
Net increase (decrease) in net assets resulting from operations (2)	0.35	0.33	0.38
Distributions declared from distributable earnings (losses)	(0.63)	(0.61)	(0.58)
Issuance of shares	—	—	(0.04)
Other (3)	—	—	—
Total increase (decrease) in net assets	(0.28)	(0.28)	(0.24)
Net assets, end of period	$23.95	$23.95	$23.97
Shares outstanding, end of period	12,413,929	4,205	12,444,713
Total return based on NAV (4)	1.46%	1.40%	1.55%
Ratios:
Net expenses to average net assets (5)	10.64%	10.88%	9.37%
Net investment income to average net assets (5)	8.53%	8.18%	11.34%
Portfolio turnover rate (6)	2.75%	2.75%	11.62%
Supplemental Data:
Net assets, end of period	$297,288	$101	$298,240
Average debt outstanding	$311,098	$311,098	$341,878
Asset coverage ratio	205.5%	205.5%	187.8%

(1)
The date of the first sale of Class D shares was May 1, 2025. See Note 8 - “Net Assets” for additional information.
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
(5)
Amounts are annualized except for excise taxes. For the three months ended March 31, 2026, the ratio of total operating expenses to average net assets was 11.75% and 11.98% (annualized) for Class I shares and Class D shares, respectively, excluding the effect of expense support payments/(recoupments), and management fee and income based incentive fee waivers, by the Adviser, if any, which represented 1.11% and 1.10% (annualized) for Class I shares and Class D shares, respectively, of average assets. For the three months ended March 31, 2025, the ratio of total operating expenses to average net assets was 13.68%, excluding the effect of management fee and income based incentive fee waivers by the Adviser, if any, which represented 4.33% of average assets.
(6)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

The following is information about the Company’s senior securities:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
MS Credit Facility
March 31, 2026	$246,300	$2,055	—	N/A
December 31, 2025	$264,100	$1,890	—	N/A
December 31, 2024	$325,600	$1,922	—	N/A
December 31, 2023 (5)	$—	$—	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
JPM Credit Facility
March 31, 2026	$35,500	$2,055	—	N/A
December 31, 2025	$75,000	$1,890	—	N/A

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

Note 11. Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of March 31, 2026, except as discussed below.

On April 23, 2026, the Company’s Board declared a distribution of $0.210 per Class I share and $0.205 per Class D share, which are payable on May 28, 2026 to shareholders of record as of April 30, 2026.

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

Prior to the commencement of its public offering on March 11, 2025 (the “Public Offering”), the Company conducted a separate private offering (the “Private Offering”) of Common Shares (i) to accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act. The Company expects to continue to conduct a private offering to sell Common Shares outside of the United States to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

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

Portfolio and Investment Activity

For the three months ended March 31, 2026, the Company made new investments in 3 new portfolio companies and exited 19 positions (primarily through sale of Syndicated Loans). As of March 31, 2026, the Company had an aggregate principal commitment amount of $634.2 million (including $88.8 million of unfunded commitments).

The following summarizes our investment activity (information presented is at cost unless otherwise indicated) (dollar amounts in thousands):

As of and For the Three Months Ended March 31, 2026
Investments:
Total investments, beginning of period	$569,177
New investments purchased	15,198
Net accretion of discount on investments	531
Net realized gain (loss) on investments	(2,021)
Investments sold or repaid	(43,555)
Total investments, end of period	539,330
Amount of investments funded at principal:
First lien debt	$544,456
Second lien debt	865
Warrant	6
Total portfolio investments	$545,327

	March 31, 2026	December 31, 2025
Number of portfolio companies	90	106
Weighted average yield on debt and income producing investments, at cost (1)	9.66%	9.46%
Weighted average yield on debt and income producing investments, at fair value (1)	9.69%	9.48%
Average loan to value (LTV) (2)	41.94%	40.39%
Weighted average tenor (3)	3.79	4.03
Percentage of debt investments bearing a floating rate, at fair value	100.00%	100.00%
Percentage of debt investments bearing a fixed rate, at fair value	0.00%	0.00%
Percentage of assets on non-accrual, at amortized cost (4)	0.00%	0.06%
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
(4)
As a percentage of total amortized cost of investments. Assets on non-accrual represented 0.00% and 0.07% of total fair value of the investments as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, our portfolio companies had a weighted average annual adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of approximately $39.9 million and $39.2 million, respectively. Amounts are weighted based on fair value of each respective investment. These calculations include all private debt investments for which fair value is determined by the Valuation Designee and excludes quoted assets and ABL investments, as well as companies with negative or de minimis EBITDA. Amounts were derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

The following is a summary of the asset type breakdown of our investment portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Direct Lending (1)	$298,890	$298,588	55.57%	100.41%
Club Loans (2)	190,239	189,796	35.33	63.82
Syndicated Loans (3)	50,201	48,875	9.10	16.43
Total	$539,330	$537,259	100.00%	180.66%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Direct Lending (1)	$287,952	$287,812	50.73%	95.34%
Club Loans (2)	193,381	192,752	33.98	63.85
Syndicated Loans (3)	87,844	86,778	15.29	28.75
Total	$569,177	$567,342	100.00%	187.94%

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

As of March 31, 2026 and December 31, 2025, ABL investments represented 11.8% and 11.7%, respectively, of the total fair market value of all of our investments.

Direct Lending

As of March 31, 2026 and December 31, 2025, the Direct Lending portfolio had the following characteristics:

	March 31, 2026	December 31, 2025
Weighted average spread (1)	5.45%	5.51%
Weighted average yield on debt and income producing investments, at cost (2)	9.62%	9.68%
Weighted average yield on debt and income producing investments, at fair value (2)	9.62%	9.67%
Average EBITDA (3)	$24.8	$24.7
Average LTV (4)	38.60%	36.56%
Average Leverage Ratio (5)	3.8x	3.7x
Percentage Sponsor-backed	100.00%	100.00%

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

FEAC monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Adviser, the Subadviser and the Board review these investment scores on a quarterly basis. Our average portfolio company investment score was 1.87 and 1.89 at March 31, 2026 and December 31, 2025, respectively. The following is a distribution of the investment scores of our portfolio companies at March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

	As of March 31, 2026				As of December 31, 2025
Risk Rating	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio
1	$110,980	20.66%	$109,887	20.37%	$93,625	16.50%	$92,607	16.27%
2	386,434	71.92	386,913	71.74	446,895	78.77	448,108	78.73
3	39,270	7.31	41,885	7.77	24,329	4.29	25,830	4.54
4	575	0.11	645	0.12	2,493	0.44	2,632	0.46
5	—	—	—	—	—	—	—	—
	$537,259	100.00%	$539,330	100.00%	$567,342	100.00%	$569,177	100.00%

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2026, we had zero loans on non-accrual status. As of December 31, 2025, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.07%, respectively.

Results of Operations

The following table represents our operating results (in thousands):

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Operating Results
Total investment income	$14,457	$15,519
Net expenses, including excise tax	7,892	6,937
Net unrealized appreciation (depreciation)	(237)	(3,392)
Net realized gain (loss)	(2,021)	(539)
Net increase (decrease) in net assets resulting from operations	$4,307	$4,651

Investment Income

The composition of our investment income was as follows (in thousands):

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Investment Income
Interest income	$13,622	$15,052
Dividend income	451	263
Other income	384	204
Total investment income	$14,457	$15,519

Total investment income decreased to $14.5 million for the three months ended March 31, 2026, a decrease of $1.1 million or 6.84% compared to the same period in the prior year.

Interest income decreased by $1.4 million for the three months ended March 31, 2026, driven by the size of the portfolio as well as a decline in benchmark rates. The size of our investment portfolio at fair value at March 31, 2026 was $537.3 million, with a weighted average yield of 9.7%, compared to $614.1 million at March 31, 2025, with a weighted average yield of 9.5%.

The decrease in interest income was offset by an increase in dividend income of $0.2 million for the three months ended March 31, 2026, due to an increase in cash equivalents.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Operating Expenses
Interest expense	$5,341	$6,159
Base management fees	925	931
Income-based incentive fee	827	907
Administration expense	345	604
Other Expenses	768	742
Amortization of continuous offering costs	466	750
Distribution and shareholder servicing fees (Class D) (1)	—	—
Total operating expenses	8,672	10,093
Management fees waiver	—	(931)
Incentive fees waiver	—	(907)
Expense support	(817)	(1,352)
Total expenses, net of fee waivers	$7,855	$6,903

(1) For the three months ended March 31, 2026, the Class D distribution and shareholder servicing fees were less than $1. For the three months ended March 31, 2025, there were no Class D distribution and shareholder servicing fees.

For the three months ended March 31, 2026 and 2025 total expenses, net of expense support and fee waivers, were $7.9 million and $6.9 million, respectively.

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) decreased to $5.3 million for the three months ended March 31, 2026, a decrease of $0.8 million compared to the same period in the prior year. This was driven by a decrease in our average debt principal outstanding to $311.1 million for the three months ended March 31, 2026 from $341.9 million for the same period in the prior year.

Base Management Fees

Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Base management fees were $0.9 million for the three months ended March 31, 2026, a decrease of $6 thousand or 0.64% compared to the same period in the prior year.

The Adviser had waived all base management fees through June 30, 2025 and 50% of base management fees for the period from July 1, 2025 through December 31, 2025.

Income-Based Incentive Fees

Income-based incentive fees decreased to $0.8 million for the three months ended March 31, 2026, a decrease of $0.1 million compared to the three months ended March 31, 2025. The decrease in income-based incentive fees was driven by the decrease in pre-incentive fee net investment income to $5.7 million for the three months ended March 31, 2026 from $7.2 million for the three months ended March 31, 2025. The decrease in pre-incentive fee net investment income was driven primarily by decreased size of the portfolio.

The Adviser had waived 100% of income based incentive fees through December 31, 2025.

Capital Gains Incentive Fees

For the three months ended March 31, 2026 and 2025, the Company accrued capital gains incentive fees of zero.

The Adviser had waived 100% of capital gains incentive fees, if any, through December 31, 2025.

The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

Other Expense

Amortization of continuous offering costs include expenses incurred in our continuous offering of shares which are amortized over a twelve-month period from date of incurrence. Administration expenses include fees due to the Administrator under the Administration Agreement, including the Company’s allocable portion of the salaries of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for the Company. Other expenses include professional fees (legal, audit and tax services), trustee fees, accounting and sub-administration fees, custodian fees, printing fees and other costs.

Total other expenses decreased to $1.6 million for the three months ended March 31, 2026, a decrease of $0.5 million or 24.67% compared to the three months ended March 31, 2025. The decrease compared to the same period in the prior year was primarily driven by a decrease in offering costs and our administration expenses.

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

For the three months ended March 31, 2026 and 2025, we accrued $37 thousand and $34 thousand, respectively, of U.S. federal excise tax.

Net Realized Gains (Losses) Investments

For the three months ended March 31, 2026, the Company had net realized gains (losses) on investments of ($2.0) million from the full or partial sale of 23 broadly syndicated debt investments.

For the three months ended March 31, 2025, the Company had net realized gains (losses) on investments of ($0.5) million. The Company had net realized losses of ($1.1) million from two restructured investments, which were offset by net realized gains of $0.6 million from the full or partial sale or restructurings of our debt investments.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized, if any.

For the three months ended March 31, 2026 and 2025, the Company had net unrealized appreciation (depreciation) on investments of ($0.2) million and ($3.4) million, respectively.

Financial Condition, Liquidity and Capital Resources

We generate our liquidity and capital resources primarily from (i) the net proceeds of our continuous public offering of Common Shares, (ii) net proceeds from private offerings of our equity, (iii) cash flows from our operations (including interest and fees earned from our investments and principal repayments and proceeds from sales of our investments), and (iv) borrowings under our existing leverage facilities and any financing arrangements we may enter into in the future. These financings may come in the form of borrowings from banks and issuances of senior securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Our primary uses of cash include (i) investments in portfolio companies in accordance with our investment strategy, (ii) general corporate operations (including payments to the Adviser and Subadviser), (iii) debt service of any borrowings, (iv) share repurchases under our share repurchase program, and (v) cash distributions to our shareholders. We believe our current cash position, available capacity on our Credit Facilities and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.

As of March 31, 2026 and December 31, 2025, we had $41.0 million and $73.3 million, respectively, in cash and cash equivalents. Additionally, as of March 31, 2026 and December 31, 2025, we had $168.2 million and $110.9 million, respectively, available for additional borrowings under the Credit Facilities (as defined in Note 6 - “Borrowings” in the Notes to the Consolidated Financial Statements), subject to borrowing base availability. See “Borrowings” below for additional information.

We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of March 31, 2026, our asset coverage ratio was 205.5%.

Cash Flows

For the three months ended March 31, 2026, our operating activities provided cash of $33.0 million, primarily in connection with proceeds from principal payments and sales of portfolio investments of $40.6 million, partially offset by the purchase of portfolio investments of $13.2 million. During the same period, cash used by financing activities was $65.4 million, primarily driven by the repayments of our Credit Facilities of $57.3 million and distribution payments of $7.8 million, partially offset by $15 thousand from the issuance of Common Shares.

For the three months ended March 31, 2025, our operating activities used cash of $16.8 million, primarily in connection with the purchases and fundings of portfolio investments of $123.4 million, partially offset by proceeds from principal payments and sales of portfolio investments of $96.1 million. During the same period, cash provided by financing activities was $14.2 million, primarily driven by $21.0 million of borrowings under the MS Credit Facility and $0.9 million from the issuance of Common Shares, that were partially offset by distribution payments of $7.6 million.

Share Issuances

The following table summarizes the issuance of shares pursuant to subscription agreements during the three months ended March 31, 2026 and 2025 (dollar amounts in thousands):

	Class I
Subscriptions Effective	Shares Issued	Net Proceeds
For the three months ended March 31, 2026
January 1, 2026	297	$7
February 1, 2026	306	8
Total	603	$15

For the three months ended March 31, 2025
January 1, 2025	37,241	$901
Total	37,241	$901

Class D
Subscriptions Effective	Shares Issued	Net Proceeds
For the three months ended March 31, 2026
None	—	$—
Total	—	$—

For the three months ended March 31, 2025
None	—	$—
Total	—	$—

During the three months ended March 31, 2026, the Company also issued 264 shares for an aggregate value of $6 under the Company’s dividend reinvestment plan.

Distributions and Distribution Reinvestment

The following table presents distributions that were declared and payable during the three months ended March 31, 2026 and 2025:

	Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the three months ended March 31, 2026
January 30, 2026	January 30, 2026	February 26, 2026	$0.210	$2,615
February 27, 2026	February 27, 2026	March 30, 2026	0.210	2,615
March 31, 2026	March 31, 2026	April 29, 2026	0.210	2,616
Total				$7,846
For the three months ended March 31, 2025
January 31, 2025	January 31, 2025	February 27, 2025	$0.205	$2,548
March 26, 2025	March 26, 2025	March 28, 2025	0.205	2,550
March 31, 2025	March 31, 2025	April 29, 2025	0.205	2,551
Total				$7,649

	Class D
Date Declared	Record Date	Payment Date	Distribution Per Share (1)	Distribution Amount
For the three months ended March 31, 2026
January 30, 2026	January 30, 2026	February 26, 2026	$0.205	$1
February 27, 2026	February 27, 2026	March 30, 2026	0.205	1
March 31, 2026	March 31, 2026	April 29, 2026	0.205	1
Total				$3
For the three months ended March 31, 2025
None			$—	$—
Total				$—
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

The following table presents share repurchases completed under the share repurchase program during the three months ended March 31, 2026:

Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
February 27, 2026	40,500	0.33%	$23.95	March 31, 2026	$970	—

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amounts shown net of Early Repurchase Deductions, if any.
(3)
All repurchase requests were satisfied in full.

During the three months ended March 31, 2025, zero shares were repurchased.

Borrowings

MS Credit Facility - On September 22, 2023, MS Credit Facility SPV (as defined in Note 6 - “Borrowings” in the Notes to the Consolidated Financial Statements), a wholly-owned financing subsidiary of the Company, as borrower, the Company, as transferor, and FEPC Fund Servicer, LLC, a wholly-owned subsidiary of the Company, as servicer, entered into the MS Credit Facility, as subsequently amended, which, as of March 31, 2026, allowed us to borrow up to $350.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2026 and December 31, 2025, we had outstanding debt under the MS Credit Facility of $246.3 million and $264.1 million, respectively. As of March 31, 2026 and December 31, 2025, subject to leverage and borrowing base restrictions, we had $103.7 million and $85.9 million, respectively, available for additional borrowings under the MS Credit Facility.

JPM Credit Facility - On April 9, 2025, JPM Credit Facility SPV (as defined in Note 6 - “Borrowings” in the Notes to the Consolidated Financial Statements), a wholly-owned financing subsidiary of the Company, as borrower, entered into the JPM Credit Facility (as defined in Note 6 - “Borrowings” in the Notes to the Consolidated Financial Statements), which, as of March 31, 2026, allowed us to borrow up to $100.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2026 and December 31, 2025, we had outstanding debt under the JPM Credit Facility of $35.5 million and $75.0 million, respectively. As of March 31, 2026 and December 31, 2025, subject to leverage and borrowing base restrictions, we had $64.5 million and $25.0 million, respectively, available for additional borrowings under the JPM Credit Facility.

For additional information on our debt obligations, refer to Note 6—“Borrowings” in the Notes to the Consolidated Financial Statements.

Commitments and Contingencies and Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we had outstanding commitments to fund revolving lines of credit or delayed draw investments with an aggregate principal amount of $88.8 million and $97.9 million, respectively.

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

Recent Developments

On April 23, 2026, the Company’s Board declared a distribution of $0.210 per Class I share and $0.205 per Class D share, which are payable on May 28, 2026 to shareholders of record as of April 30, 2026.

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

Assuming that the Consolidated Statement of Assets and Liabilities as of March 31, 2026 was to remain constant and that we took no actions to alter our existing interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollar amounts in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$16,462	$(8,454)	$8,008
Up 200 basis points	11,009	(5,636)	5,373
Up 100 basis points	5,556	(2,818)	2,738
Down 100 basis points	(5,306)	2,818	(2,488)
Down 200 basis points	(10,489)	5,636	(4,853)
Down 300 basis points	(14,309)	8,454	(5,855)

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

(b) Management's Report on Internal Control Over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2026. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2026, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of March 31, 2026 was effective.

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K filed with the SEC on March 16, 2026, as well as in our registration statement on Form N-2 and our other filings with the SEC that we make from time to time. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Prior to the commencement of its public offering on March 11, 2025 (the “Public Offering”), the Company conducted a separate private offering (the “Private Offering”) of Common Shares (the “Common Shares”) (i) to accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act.

The Company expects to continue to conduct a private offering to sell Common Shares outside of the United States to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

On January 1, 2026, the Company sold 297 Class I shares of beneficial interest (with the final number of shares being determined on January 23, 2026) in the Private Offering to a feeder vehicle primarily created to hold the Company’s Common Shares for an aggregate offering price of $7 thousand. On February 1, 2026, the Company sold 306 Class I shares of beneficial interest (with the final number of shares being determined on February 23, 2026) in the Private Offering to a feeder vehicle primarily created to hold the Company’s Common Shares for an aggregate offering price of $8 thousand.

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

The following table presents share repurchases completed under the share repurchase program during the three months ended March 31, 2026:

Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
February 27, 2026	40,500	0.33%	$23.95	March 31, 2026	$970	—
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

First Eagle Private Credit Fund

Date: May 14, 2026	By:	/s/ David O’Connor
David O’Connor
Chief Executive Officer

Date: May 14, 2026	By:	/s/ Jennifer M. Wilson
Jennifer M. Wilson
Chief Financial Officer and Treasurer