Form 10-Q
period 2026-06-30
First Eagle Private Credit Fund
filed 2026-08-13
CIK 1890107

ratingcompapsc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding as of August 13, 2026 was 12,417,870 and 4,205 of Class I shares and Class D shares, respectively.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

First Eagle Private Credit Fund

Consolidated Statement of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost of: $555,008 and $569,177, respectively)	$552,943	$567,342
Cash and cash equivalents	22,544	73,325
Interest and dividends receivable	4,159	4,058
Deferred financing costs	2,098	2,499
Deferred offering costs	1,015	765
Receivable for investments sold or repaid	7,748	2,912
Prepaid expenses and other assets	130	65
Due from Adviser	588	854
Total assets	$591,225	$651,820

LIABILITIES
Credit facilities	278,600	339,100
Accrued interest and other borrowing costs	4,840	6,112
Payable for investments purchased	5,820	—
Distributions payable	2,609	2,616
Offering costs payable	745	161
Due to affiliates	72	53
Trustees' fees payable	2	—
Management fees payable	305	160
Accrued professional fees	658	832
Accrued administration expense	781	391
Accrued expenses and other liabilities	422	515
Income-based incentive fees payable	821	—
Total liabilities	$295,675	$349,940
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.001 (unlimited shares authorized, 12,422,031 and 12,457,767 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	$12	$12
Paid-in capital in excess of par value	299,133	300,427
Distributable earnings (accumulated losses)	(3,595)	1,441
Total net assets	$295,550	$301,880
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$295,450	$301,778
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	12,417,826	12,453,562
Net asset value per share	$23.79	$24.23
Class D Shares:
Net assets	$100	$102
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	4,205	4,205
Net asset value per share	$23.79	$24.23

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$13,453	$15,853	$27,075	$30,905
Dividend income	264	196	715	459
Other income	341	216	725	420
Total investment income	14,058	16,265	28,515	31,784
Expenses:
Interest expense	5,028	6,657	10,369	12,816
Base management fees	926	929	1,850	1,860
Income-based incentive fee	821	924	1,648	1,831
Administration expense	332	422	677	1,026
Trustees’ fees	126	123	259	256
Professional fees	534	308	876	630
Other general and administrative expenses	305	367	598	654
Amortization of continuous offering costs	288	1,028	754	1,778
Distribution and shareholder servicing fees (Class D) (1)	—	—	—	—
Total expenses before excise tax	8,360	10,758	17,031	20,851
Management fees waiver	—	(929)	—	(1,860)
Incentive fees waiver	—	(924)	—	(1,831)
Expense support	(837)	(1,502)	(1,654)	(2,854)
Net expenses before excise tax	7,523	7,403	15,377	14,306

Net investment income (loss) before excise tax	6,535	8,862	13,138	17,478
Excise tax expense	41	44	78	78
Net investment income (loss) after excise tax	6,494	8,818	13,060	17,400

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	(608)	100	(2,629)	(439)
Net realized gain (loss)	(608)	100	(2,629)	(439)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	7	(442)	(230)	(3,834)
Net change in unrealized appreciation (depreciation)	7	(442)	(230)	(3,834)
Net realized and unrealized gain (loss)	(601)	(342)	(2,859)	(4,273)
Net increase (decrease) in net assets resulting from operations	$5,893	$8,476	$10,201	$13,127

Per share information - basic and diluted:
Class I Shares:
Earnings available to shareholders	$5,891	$8,473	$10,198	$13,124
Weighted average shares outstanding (basic and diluted)	12,416,337	12,445,003	12,434,918	12,444,823
Basic and diluted earnings per common share	$0.47	$0.68	$0.82	$1.05
Class D Shares:
Earnings available to shareholders	$2	$3	$3	$3
Weighted average shares outstanding (basic and diluted)	4,205	4,205	4,205	4,205
Basic and diluted earnings per common share	$0.46	$0.65	$0.79	$0.65
(1)
For the three and six months ended June 30, 2026 and 2025, the Class D distribution and shareholder servicing fees were less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Changes in Net Assets (Unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2025	12,457,767	$12	$300,427	$1,441	$301,880
Issuance of common shares
Class I (1)	603	—	15	—	15
Total issuance of common shares	603	—	15	—	15
Repurchase of common shares, net of early repurchase deduction
Class I (1)	(40,500)	—	(970)	—	(970)
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	6,565	6,565
Net realized gain (loss)	—	—	—	(2,021)	(2,021)
Net change in unrealized appreciation (depreciation)	—	—	—	(237)	(237)
Net increase (decrease) in net assets resulting from operations	—	—	—	4,307	4,307
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	264	—	6	—	6
Distributions from distributable earnings (losses)
Class I	—	—	—	(7,846)	(7,846)
Class D	—	—	—	(3)	(3)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(262)	262	—
Total increase (decrease) for the period	(39,633)	—	(1,211)	(3,280)	(4,491)
Balance, March 31, 2026	12,418,134	$12	$299,216	$(1,839)	$297,389
Issuance of common shares
Class I (1)	3,766	—	90	—	90
Total issuance of common shares	3,766	—	90	—	90
Repurchase of common shares, net of early repurchase deduction
Class I	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	6,494	6,494
Net realized gain (loss)	—	—	—	(608)	(608)
Net change in unrealized appreciation (depreciation)	—	—	—	7	7
Net increase (decrease) in net assets resulting from operations	—	—	—	5,893	5,893
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	131	—	3	—	3
Distributions from distributable earnings (losses)
Class I	—	—	—	(7,822)	(7,822)
Class D	—	—	—	(3)	(3)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(176)	176	—
Total increase (decrease) for the period	3,897	—	(83)	(1,756)	(1,839)
Balance, June 30, 2026	12,422,031	$12	$299,133	$(3,595)	$295,550

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
Issuance of shares
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

First Eagle Private Credit Fund

Consolidated Statement of Cash Flows (Unaudited)

(in thousands, except shares)

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$10,201	$13,127
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Payment-in-kind interest capitalized	(68)	(84)
Net accretion of discount and amortization of premium	(1,229)	(1,029)
Proceeds from sale of investments and principal repayments	75,297	128,747
Purchases of investments	(61,476)	(194,791)
Net realized (gains) losses on investments	2,629	439
Net change in unrealized (appreciation) depreciation on investments	230	3,834
Amortization of deferred financing costs	401	353
Amortization of continuous offering costs	754	1,778
Changes in operating assets and liabilities:
Interest and dividends receivable	(101)	(1,604)
Prepaid expenses and other assets	(65)	(125)
Due to affiliates	19	(64)
Trustees' fees payable	2	—
Due from adviser	266	(269)
Accrued administration expense	390	52
Income-based incentive fees payable	821	—
Management fees payable	145	—
Accrued professional fees	(174)	(90)
Accrued expenses and other liabilities	(1,063)	(348)
Accrued interest and other borrowing costs	(1,272)	1,072
Net cash provided by (used in) operating activities	25,707	(49,002)
Cash flow from financing activities
Proceeds from issuance of shares	105	1,014
Borrowings under credit facilities	11,800	139,400
Debt repayments	(72,300)	(70,000)
Distributions paid	(15,672)	(15,294)
Deferred financing costs paid	—	(977)
Deferred offering costs paid	(421)	(1,603)
Net cash provided by (used in) financing activities	(76,488)	52,540
Net increase (decrease) in cash and cash equivalents	(50,781)	3,538
Cash and cash equivalents, beginning of period	73,325	21,319
Cash and cash equivalents, end of period	$22,544	$24,857
Supplemental disclosure of cash flow information and non-cash financing activities
Interest paid during the period	$11,240	$11,391
Distributions payable	$2,609	$2,552
Accrued but unpaid share repurchases	$—	$73
Accrued but unpaid offering costs	$745	$288
Reinvestment of distributions	$9	$6
Excise taxes paid	$289	$72

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Amentum Holdings, Inc.	(11)	United States	S + 1.75%	0.00%	5.39%	9/29/2031	1,843	$1,843	$1,844	0.62%
Bleriot US Bidco Inc.	(10)	United States	S + 2.25%	0.00%	5.98%	10/31/2030	1,995	1,990	1,996	0.68
Karman Holdings Inc.	(10)(11)	United States	S + 2.75%	0.00%	6.48%	4/1/2032	1,980	1,972	1,991	0.67
VSE Corp.	(10)(11)	United States	S + 2.00%	0.00%	5.61%	5/5/2033	2,000	1,995	2,004	0.68
								7,800	7,835	2.65
Air Freight & Logistics
Air Buyer Inc.	(8)(9)	United States	S + 5.50%	1.00%	9.17%	7/23/2030	5,096	5,048	4,434	1.50
Air Buyer Inc. (Revolver)	(7)(8)	United States	P + 5.50%	1.00%	11.25%	7/23/2030	348	343	280	0.10
								5,391	4,714	1.60
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(9)	United States	S + 4.50%	1.00%	8.15%	12/19/2027	8,276	8,276	8,276	2.80
Enthusiast Auto Holdings, LLC (Revolver)	(7)(8)	United States	S + 4.50%	1.00%	0.38%	12/19/2027	—	—	—	—
Owl Vans, LLC	(8)(9)	United States	S + 5.25%	1.00%	8.89%	12/31/2030	3,064	3,033	3,041	1.03
Owl Vans, LLC (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	8.89%	12/31/2030	312	300	303	0.10
								11,609	11,620	3.93
Broadline Retail
1959 Holdings, LLC	(8)(9)	United States	S + 6.50%	0.00%	10.12%	7/5/2030	9,419	9,341	9,419	3.19
								9,341	9,419	3.19
Building Products
Groundworks Operations, LLC	(10)	United States	S + 3.50%	2.00%	6.65%	3/14/2031	1,715	1,718	1,711	0.58
The Mulch & Soil Company, LLC	(8)(9)	United States	S + 6.50%	1.00%	10.15%	5/1/2028	5,825	5,779	5,825	1.97
The Mulch & Soil Company, LLC (Revolver)	(7)(8)	United States	S + 6.50%	1.00%	9.87%	5/1/2028	—	(5)	—	—
								7,492	7,536	2.55

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Chemicals
Highline Aftermarket Acquisition, LLC	(10)	United States	S + 3.50%	0.00%	7.23%	2/19/2030	1,970	1,967	1,984	0.67
								1,967	1,984	0.67
Commercial Services & Supplies
360 Partners, LLC	(8)(9)	United States	S + 4.75%	1.00%	8.40%	8/7/2031	5,869	5,812	5,737	1.94
360 Partners, LLC (Delayed Draw)	(7)(8)	United States	S + 4.50%	1.00%	1.00%	8/7/2031	—	(16)	(115)	(0.04)
360 Partners, LLC (Revolver)	(7)(8)	United States	S + 4.75%	0.00%	8.40%	8/7/2031	790	763	726	0.25
APS Acquisition Holdings, LLC	(8)(9)	United States	S + 5.50%	1.00%	9.23%	7/11/2029	7,959	7,881	7,919	2.68
APS Acquisition Holdings, LLC (Delayed Draw)	(7)(8)(9)	United States	S + 5.50%	1.00%	9.23%	7/11/2029	2,873	2,863	2,856	0.97
APS Acquisition Holdings, LLC (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	0.50%	7/11/2029	—	(16)	(9)	—
Asplundh Tree Expert, LLC		United States	S + 1.75%	0.00%	5.39%	5/14/2033	1,000	1,000	1,000	0.34
Catawba Nation Gaming Authority	(10)	United States	S + 4.75%	0.00%	8.41%	3/29/2032	2,500	2,490	2,504	0.85
CI (MG) Group, LLC	(8)(9)	United States	S + 5.50%	1.00%	9.23%	3/27/2030	9,676	9,560	9,676	3.27
CI (MG) Group, LLC (Delayed Draw)	(7)(8)(9)	United States	S + 5.50%	1.00%	9.23%	3/27/2030	2,929	2,905	2,929	0.99
CI (MG) Group, LLC (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.36%	3/27/2030	600	588	600	0.20
GFL Environmental Services Inc.	(10)(11)	Canada	S + 2.50%	0.00%	6.16%	3/3/2032	1,995	1,995	1,998	0.68
LSF12 Crown US Commercial Bidco, LLC	(10)	United States	S + 3.00%	0.00%	6.62%	12/2/2031	1,811	1,796	1,818	0.61
Prime Security Services Borrower, LLC	(10)	United States	S + 2.00%	0.00%	5.62%	10/13/2030	1,994	1,990	1,984	0.67
SuperHero Fire Protection, LLC	(8)(9)	United States	S + 5.75%	1.00%	9.48%	12/31/2029	16,229	16,079	16,229	5.49
SuperHero Fire Protection, LLC (Revolver)	(7)(8)	United States	S + 5.90%	1.00%	9.63%	12/31/2029	1,125	1,110	1,125	0.38
Waste Resource Management, Inc.	(8)(9)	United States	S + 5.75%	1.00%	9.39%	12/28/2029	5,501	5,448	5,501	1.86
Waste Resource Management, Inc.	(8)(9)	United States	S + 5.75%	1.00%	9.39%	12/28/2029	1,409	1,392	1,409	0.48
Waste Resource Management, Inc. (Delayed Draw)	(7)(8)	United States	S + 5.75%	1.00%	9.39%	12/28/2029	182	163	182	0.06
Waste Resource Management, Inc. (Delayed Draw)	(8)(9)	United States	S + 5.75%	1.00%	9.39%	12/28/2029	2,041	2,035	2,041	0.69
Waste Resource Management, Inc. (Revolver)	(7)(8)	United States	S + 5.75%	1.00%	9.39%	12/28/2029	207	200	207	0.07
								66,038	66,317	22.44

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Construction & Engineering
APi Group DE, Inc.		United States	S + 1.75%	0.00%	5.39%	5/16/2033	1,995	1,995	1,993	0.67
McHale & McHale Landscape Design, LLC	(8)(9)	United States	S + 5.25%	1.00%	8.43%	7/16/2031	8,486	8,403	8,486	2.87
McHale & McHale Landscape Design, LLC (Delayed Draw)	(7)(8)	United States	S + 4.75%	1.00%	8.41%	7/16/2031	2,275	2,262	2,275	0.77
McHale & McHale Landscape Design, LLC (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	0.50%	7/16/2031	—	(14)	—	—
R.L. James, Inc.	(8)(9)	United States	S + 5.50%	0.00%	9.15%	12/15/2028	1,533	1,517	1,533	0.52
R.L. James, Inc.	(8)(9)	United States	S + 5.50%	1.00%	9.15%	12/15/2028	742	732	742	0.25
R.L. James, Inc.	(8)(9)	United States	S + 5.50%	1.00%	9.14%	12/15/2028	2,244	2,220	2,244	0.76
R.L. James, Inc. (Delayed Draw)	(8)(9)	United States	S + 5.50%	1.00%	9.15%	12/15/2028	2,125	2,104	2,125	0.72
R.L. James, Inc. (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.16%	12/15/2028	396	386	396	0.13
Violet Utility Buyer, LLC	(8)(9)	United States	S + 4.75%	1.00%	8.41%	7/24/2031	15,040	14,893	14,739	4.99
Violet Utility Buyer, LLC (Revolver)	(7)(8)(9)	United States	S + 4.75%	0.00%	8.38%	7/24/2031	2,900	2,868	2,834	0.96
								37,366	37,367	12.64
Consumer Staples Distribution & Retail
Blazing Star Parent, LLC	(8)(9)	United States	S + 7.00%	1.00%	10.67%	8/28/2030	13,345	13,172	13,345	4.51
National Convenience Distributors, LLC	(8)(9)	United States	S + 6.75%	1.00%	10.38%	8/9/2028	8,471	8,350	8,471	2.87
National Convenience Distributors, LLC (Delayed Draw)	(8)(9)	United States	S + 6.75%	0.00%	10.38%	8/9/2028	1,036	1,021	1,036	0.35
								22,543	22,852	7.73
Containers & Packaging
R-Pac International Corp	(8)	United States	S + 5.25%	0.00%	8.89%	12/31/2030	1,921	1,929	1,921	0.65
								1,929	1,921	0.65
Diversified Consumer Services
LaserAway Intermediate Holdings II, LLC	(8)(9)	United States	S + 6.01%	0.75%	9.69%	10/14/2027	1,483	1,477	1,483	0.50
Mammoth Holdings, LLC	(8)(9)	United States	S + 6.00%	1.00%	9.73%	11/15/2030	5,141	5,068	4,884	1.65
Mammoth Holdings, LLC (Delayed Draw)	(8)(9)	United States	S + 6.00%	1.00%	9.68%	11/15/2030	1,292	1,274	1,227	0.42
Mammoth Holdings, LLC (Revolver)	(7)(8)	United States	P + 6.00%	1.00%	11.75%	11/15/2029	20	12	(13)	—
Streetmasters Intermediate, Inc	(8)(9)	United States	S + 5.25%	1.00%	8.89%	4/1/2030	12,311	12,187	12,249	4.14
Streetmasters Intermediate, Inc (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	8.90%	4/1/2030	612	596	603	0.20
								20,614	20,433	6.91
Electric Utilities
Alpha Generation, LLC		United States	S + 1.75%	0.00%	5.39%	9/30/2031	2,293	2,297	2,276	0.77
NRG Energy Inc	(10)(11)	United States	S + 1.75%	0.00%	5.39%	4/28/2033	1,995	1,995	1,995	0.68
								4,292	4,271	1.45

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Electrical Equipment
EiKO Global, LLC (Revolver)	(7)(8)(9)	United States	S + 6.50%	0.00%	10.23%	9/3/2030	3,441	3,334	3,441	1.16
								3,334	3,441	1.16
Entertainment
Discovery Global Holdings		United States	S + 2.50%	0.00%	6.14%	6/3/2033	1,471	1,467	1,473	0.50
								1,467	1,473	0.50
Financial Services
Allwyn Entertainment Financing US LLC	(12)	United States	S + 2.50%	0.00%	0.00%	11/24/2032	1,496	1,472	1,480	0.50
Apella Capital, LLC	(8)(9)(11)	United States	S + 5.75%	1.00%	9.41%	3/1/2029	581	574	581	0.20
Apella Capital, LLC	(8)(9)(11)	United States	S + 5.75%	1.00%	9.40%	3/1/2029	983	970	983	0.33
Apella Capital, LLC	(8)(9)(11)	United States	S + 5.75%	1.00%	9.41%	3/1/2029	1,241	1,228	1,241	0.42
Apella Capital, LLC (Delayed Draw)	(8)(9)(11)	United States	S + 5.75%	1.00%	9.41%	3/1/2029	291	290	291	0.10
Apella Capital, LLC (Delayed Draw)	(8)(9)(11)	United States	S + 5.75%	1.00%	9.41%	3/1/2029	986	980	986	0.33
Apella Capital, LLC (Delayed Draw)	(8)(9)(11)	United States	S + 5.75%	1.00%	9.41%	3/1/2029	1,481	1,471	1,481	0.50
Apella Capital, LLC (Delayed Draw)	(8)(9)(11)	United States	S + 5.75%	1.00%	9.41%	3/1/2029	246	242	246	0.08
Apella Capital, LLC (Revolver)	(7)(8)(11)	United States	S + 5.75%	1.00%	0.50%	3/1/2029	—	(4)	—	—
Auxey Bidco Ltd.	(9)(10)(11)	Europe	S + 6.10%	0.00%	9.65%	6/29/2027	7,790	7,747	7,770	2.63
Pioneer Opco LLC		United States	S + 3.25%	0.00%	6.89%	5/7/2033	2,000	1,990	2,010	0.68
PRGX Global, Inc	(8)(9)	United States	S + 5.50%	1.00%	9.19%	12/20/2030	4,418	4,384	4,341	1.47
PRGX Global, Inc (Delayed Draw)	(7)(8)	United States	S + 5.50%	1.00%	1.00%	12/20/2030	—	(2)	(10)	—
Sagebrush Buyer, LLC	(8)(9)	United States	S + 4.75%	1.00%	8.39%	7/1/2030	9,148	9,045	9,148	3.09
Sagebrush Buyer, LLC (Revolver)	(7)(8)	United States	S + 4.75%	1.00%	8.36%	7/1/2030	—	(13)	—	—
XPT Partners, LLC	(8)(9)	United States	S + 4.65%	1.00%	9.09%	9/13/2028	5,051	5,004	5,051	1.71
XPT Partners, LLC (Delayed Draw)	(8)(9)	United States	S + 5.50%	1.00%	9.09%	9/13/2028	1,202	1,196	1,202	0.41
XPT Partners, LLC (Revolver)	(7)(8)	United States	S + 5.40%	1.00%	9.06%	9/13/2028	136	133	136	0.05
								36,707	36,937	12.50
Food Products
Aspire Bakeries Holdings LLC	(10)	United States	S + 3.00%	0.00%	6.64%	12/23/2030	1,985	1,979	1,998	0.67
Pegasus BidCo B.V.	(11)	Europe	S + 2.50%	0.00%	6.17%	7/12/2032	3,000	3,000	3,005	1.02
								4,979	5,003	1.69
Ground Transportation
First Student Bidco Inc.	(10)	United States	S + 2.25%	0.00%	5.98%	8/15/2030	1,691	1,689	1,694	0.57
								1,689	1,694	0.57
Health Care Equipment & Supplies
Prescott's Inc.	(8)(9)	United States	S + 4.75%	1.00%	8.48%	12/30/2030	5,002	4,958	5,002	1.69
Prescott's Inc. (Delayed Draw)	(7)(8)	United States	S + 4.75%	1.00%	8.48%	12/30/2030	1,482	1,473	1,482	0.50
Prescott's Inc. (Revolver)	(7)(8)	United States	S + 4.75%	1.00%	0.50%	12/30/2030	—	(8)	—	—
								6,423	6,484	2.19

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
Advanced Medical Management, LLC	(8)(9)	United States	S + 6.25%	1.00%	9.98%	6/18/2028	750	739	750	0.25
BCDI Rodeo Dental Buyer, LLC	(8)(9)	United States	S + 5.50%	0.00%	9.25%	5/31/2030	2,046	2,023	2,046	0.69
BCDI Rodeo Dental Buyer, LLC (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	0.50%	5/31/2030	—	(19)	—	—
Boston Clinical Trials LLC	(8)(9)	United States	S + 5.15%	0.00%	8.88%	12/20/2027	4,322	4,285	4,322	1.46
CHG Healthcare Services, Inc.		United States	S + 3.00%	0.00%	6.64%	9/29/2031	997	995	999	0.34
Community Based Care Acquisition, Inc. (Delayed Draw)	(8)(9)	United States	S + 5.35%	1.00%	9.08%	9/16/2027	3,706	3,679	3,706	1.25
Dermatology Intermediate Holdings III, Inc	(9)(10)	United States	S + 5.50%	0.50%	9.16%	3/30/2029	2,429	2,412	2,375	0.80
Hansei Solutions, LLC	(8)(9)	United States	S + 6.50%	1.00%	10.07%	1/8/2029	5,518	5,464	5,518	1.87
Hansei Solutions, LLC (Delayed Draw)	(8)(9)	United States	S + 6.50%	1.00%	10.16%	1/8/2029	2,060	2,052	2,060	0.70
Hansei Solutions, LLC (Revolver)	(7)(8)	United States	S + 6.50%	1.00%	10.17%	1/8/2029	518	509	518	0.17
Elevate HD Parent, Inc.	(8)(9)	United States	S + 5.00%	1.00%	8.64%	8/20/2029	972	962	972	0.33
Elevate HD Parent, Inc. (Delayed Draw)	(8)	United States	S + 5.00%	1.00%	8.64%	8/20/2029	23	23	23	0.01
Elevate HD Parent, Inc. (Delayed Draw)	(8)(9)	United States	S + 5.00%	1.00%	1.00%	8/20/2029	530	528	530	0.18
Elevate HD Parent, Inc. (Revolver)	(7)(8)	United States	S + 5.00%	1.00%	8.64%	8/20/2029	80	78	80	0.03
Endo1 Partners, LLC	(8)(9)	United States	S + 7.14% (incl. 0.38% PIK)	2.00%	10.78%	5/23/2030	2,074	2,048	2,069	0.70
Endo1 Partners, LLC	(8)(9)	United States	S + 7.14% (incl. 0.38% PIK)	2.00%	10.78%	5/23/2030	7,820	7,683	7,781	2.63
Endo1 Partners, LLC (Revolver)	(7)(8)(9)	United States	S + 4.38% (incl. 0.38% PIK)	1.00%	7.64%	5/23/2030	788	772	786	0.27
Houseworks Holdings	(8)(9)	United States	S + 5.50%	1.00%	9.17%	12/15/2028	1,082	1,070	1,071	0.36
Houseworks Holdings	(8)(9)	United States	S + 5.50%	1.00%	9.17%	12/15/2028	2,479	2,469	2,454	0.83
Houseworks Holdings (Delayed Draw)	(8)(9)	United States	S + 5.50%	1.00%	9.17%	12/15/2028	315	311	312	0.11
Houseworks Holdings (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.17%	12/15/2028	122	119	120	0.04
In Vitro Sciences, LLC	(8)(9)	United States	S + 6.11%	1.00%	9.76%	2/28/2029	7,302	7,236	7,229	2.45
In Vitro Sciences, LLC (Delayed Draw)	(8)	United States	S + 6.11%	1.00%	9.76%	2/28/2029	2,200	2,195	2,178	0.74
In Vitro Sciences, LLC (Revolver)	(7)(8)	United States	S + 6.26%	1.00%	9.93%	2/28/2029	227	223	222	0.08
Medrina, LLC	(8)(9)	United States	S + 6.00%	1.00%	9.66%	10/20/2029	7,174	7,095	7,174	2.43
Medrina, LLC (Delayed Draw)	(8)(9)	United States	S + 6.00%	1.00%	9.63%	10/20/2029	1,268	1,264	1,268	0.43
Medrina, LLC (Revolver)	(7)(8)	United States	S + 6.00%	1.00%	0.50%	10/20/2029	—	(12)	—	—
Monarch Behavioral Therapy, LLC	(8)(9)	United States	S + 5.00%	1.00%	8.64%	6/6/2030	9,001	8,904	8,956	3.03
Monarch Behavioral Therapy, LLC (Delayed Draw)	(7)(8)(9)	United States	S + 5.00%	1.00%	8.64%	6/6/2030	1,381	1,376	1,373	0.46
Monarch Behavioral Therapy, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	0.50%	6/6/2030	947	936	942	0.32
Quorum Health Resources	(8)(9)	United States	S + 5.40%	1.00%	9.06%	5/28/2027	1,610	1,600	1,610	0.54
Quorum Health Resources (Delayed Draw)	(8)(9)	United States	S + 5.40%	1.00%	9.06%	5/28/2027	752	748	752	0.25
Quorum Health Resources (Revolver)	(7)(8)	United States	S + 5.40%	1.00%	9.06%	5/28/2027	201	187	201	0.07
								69,954	70,397	23.82

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Health Care Technology
Advantmed Buyer Inc	(8)(9)	United States	S + 4.50%	1.00%	8.23%	2/14/2031	11,458	11,341	11,344	3.84
Advantmed Buyer Inc (Delayed Draw)	(8)(9)	United States	S + 4.50%	1.00%	8.23%	2/14/2031	1,621	1,616	1,605	0.54
Advantmed Buyer Inc (Revolver)	(7)(8)	United States	S + 4.50%	1.00%	0.50%	2/14/2031	—	(22)	(22)	(0.01)
Greenway Health, LLC	(8)(9)	United States	S + 6.75%	0.00%	10.60%	4/1/2029	9,539	9,368	9,538	3.23
Visante Acquisition, LLC	(8)(9)	United States	S + 5.75%	1.00%	9.41%	1/31/2030	8,271	8,195	8,271	2.80
Visante Acquisition, LLC (Revolver)	(7)(8)	United States	S + 5.75%	1.00%	0.50%	1/31/2030	—	(9)	—	—
								30,489	30,736	10.40
Hotels, Restaurants & Leisure
Caesars Entertainment, Inc.	(10)(11)	United States	S + 2.25%	0.00%	5.89%	2/6/2030	1,709	1,722	1,658	0.56
								1,722	1,658	0.56
Household Durables
Thornton Carpet, LLC	(8)(9)	United States	S + 4.75%	1.00%	8.39%	5/15/2031	5,473	5,421	5,418	1.83
Thornton Carpet, LLC (Revolver)	(7)(8)	United States	S + 4.75%	1.00%	8.37%	5/15/2031	415	389	387	0.13
								5,810	5,805	1.96
Insurance
OEG Borrower, LLC	(10)	United States	S + 3.50%	0.00%	7.17%	6/30/2031	1,975	1,972	1,988	0.67
The Mutual Group, LLC	(8)(9)	United States	S + 5.75%	1.00%	9.48%	1/31/2030	9,521	9,431	9,521	3.22
The Mutual Group, LLC (Revolver)	(7)(8)	United States	S + 5.75%	1.00%	0.50%	1/31/2030	—	(6)	—	—
Tricor, LLC	(8)(9)	United States	S + 5.35%	1.00%	8.99%	8/8/2031	6,162	6,110	6,162	2.09
Tricor, LLC (Delayed Draw)	(7)(8)	United States	S + 5.25%	0.00%	1.00%	8/8/2031	1,338	1,307	1,338	0.45
Tricor, LLC (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	0.50%	8/8/2031	—	(8)	—	—
								18,806	19,009	6.43
IT Services
Argano, LLC	(8)(9)	United States	S + 5.50%	1.00%	9.15%	9/13/2029	11,459	11,318	11,459	3.88
Argano, LLC (Delayed Draw)	(8)(9)	United States	S + 5.50%	1.00%	9.14%	9/13/2029	5,021	4,983	5,021	1.70
Argano, LLC (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	0.50%	9/13/2029	—	(4)	—	—
Asurion, LLC	(10)	United States	S + 4.10%	0.00%	7.76%	8/19/2028	4,192	4,191	4,192	1.42
								20,488	20,672	7.00
Machinery
BCP VI Summit Holdings LP	(10)	United States	S + 2.75%	0.00%	6.37%	1/30/2032	1,985	1,977	1,993	0.67
								1,977	1,993	0.67
Media
ABG Intermediate Holdings 2 LLC		United States	S + 2.25%	0.00%	5.89%	12/21/2028	1,995	1,996	1,998	0.68
WH Borrower, LLC	(10)	United States	S + 4.50%	0.00%	8.14%	2/20/2032	1,980	1,973	1,986	0.67
								3,969	3,984	1.35

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Metals & Mining
Minerals Technologies Inc.	(8)(10)(11)	United States	S + 2.00%	0.00%	5.64%	11/26/2031	1,970	1,979	1,975	0.67
								1,979	1,975	0.67
Oil, Gas & Consumable Fuels
Delek US Holdings, Inc.	(10)(11)	United States	S + 3.00%	0.00%	6.64%	5/17/2032	2,000	2,000	2,001	0.68
Third Coast Infrastructure, LLC	(10)	United States	S + 3.25%	0.00%	6.89%	9/25/2030	994	994	1,001	0.34
								2,994	3,002	1.02
Passenger Airlines
AS Mileage Plan IP Ltd.		United States	S + 2.00%	0.00%	5.64%	5/12/2033	1,000	998	998	0.34
								998	998	0.34
Pharmaceuticals
Nephron Pharmaceuticals, LLC	(8)(9)	United States	S + 4.00%	3.25%	7.73%	12/30/2027	1,763	1,754	1,763	0.60
Nephron Pharmaceuticals, LLC	(8)(9)	United States	S + 9.20%	3.25%	12.93%	12/30/2027	5,997	5,949	5,967	2.02
Syner-G Intermediate Holdings, LLC	(8)(9)	United States	S + 5.25%	1.00%	8.98%	9/17/2030	10,223	10,139	9,712	3.28
Syner-G Intermediate Holdings, LLC (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	8.98%	9/17/2030	172	163	115	0.04
								18,005	17,557	5.94
Professional Services
Case Works, LLC	(8)(9)	United States	S + 5.25%	1.00%	8.98%	10/1/2029	4,963	4,918	4,616	1.56
Case Works, LLC (Delayed Draw)	(8)(9)	United States	S + 5.25%	1.00%	8.98%	10/1/2029	745	743	693	0.23
Case Works, LLC (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	8.98%	10/1/2029	456	450	413	0.14
Eisner Advisory Group LLC	(10)(12)	United States	S + 4.00%	0.50%	7.64%	2/28/2031	1,452	1,458	1,429	0.48
Harbour Benefit Holdings, Inc.	(8)(9)	United States	S + 5.50%	1.00%	9.23%	7/11/2029	9,825	9,726	9,727	3.29
Harbour Benefit Holdings, Inc. (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	5.50%	7/11/2029	644	633	632	0.21
HFW Companies, LLC	(8)(9)	United States	S + 5.00%	1.00%	8.66%	5/1/2031	8,777	8,695	8,711	2.95
HFW Companies, LLC (Delayed Draw)	(7)(8)	United States	S + 5.00%	1.00%	8.64%	5/1/2031	3,912	3,891	3,859	1.31
HFW Companies, LLC (Revolver)	(7)(8)	United States	S + 5.00%	1.00%	8.63%	5/1/2031	331	322	323	0.11
Schola Group Acquisition, Inc.	(8)(9)	United States	S + 4.75%	1.00%	8.39%	4/9/2031	5,422	5,372	5,422	1.83
Schola Group Acquisition, Inc. (Delayed Draw)	(7)(8)	United States	S + 4.75%	0.00%	8.41%	4/9/2031	2,662	2,648	2,662	0.90
Schola Group Acquisition, Inc. (Revolver)	(7)(8)	United States	S + 4.75%	0.00%	0.50%	4/9/2031	—	(10)	—	—
SR Landscaping, LLC	(8)(9)	United States	S + 6.35%	1.00%	10.01%	10/30/2029	5,282	5,233	4,067	1.38
SR Landscaping, LLC (Delayed Draw)	(8)(9)	United States	S + 6.35%	1.00%	10.01%	10/30/2029	841	834	648	0.22
SR Landscaping, LLC (Delayed Draw)	(8)(9)	United States	S + 6.35%	1.00%	10.01%	10/30/2029	1,754	1,750	1,351	0.46
SR Landscaping, LLC (Revolver)	(8)	United States	S + 6.35%	1.00%	10.01%	10/30/2029	890	883	685	0.23
Strategy Corps, LLC	(8)(9)	United States	S + 5.50%	1.00%	9.14%	6/28/2030	6,217	6,157	6,124	2.07
Strategy Corps, LLC (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.12%	6/28/2030	289	274	264	0.09
Tri Scapes, LLC	(8)(9)	United States	S + 5.25%	1.00%	8.98%	7/12/2030	4,891	4,838	4,842	1.64
Tri Scapes, LLC (Delayed Draw)	(8)(9)	United States	S + 5.25%	1.00%	8.98%	7/12/2030	2,354	2,330	2,330	0.79
Tri Scapes, LLC (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	8.90%	7/12/2030	753	741	741	0.25
Unified Patents, LLC	(8)(9)	United States	S + 4.75%	0.00%	8.60%	12/23/2027	8,733	8,697	8,733	2.96
Unified Patents, LLC (Revolver)	(7)(8)	United States	S + 4.75%	0.00%	0.50%	12/23/2027	—	(5)	—	—
								70,578	68,272	23.10

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Real Estate Management & Development
841 Prudential MOB LLC	(8)	United States	S + 6.50%	2.50%	10.11%	10/9/2027	13,773	13,680	13,773	4.66
841 Prudential MOB LLC (Delayed Draw)	(7)(8)	United States	S + 6.50%	2.50%	1.00%	10/9/2027	—	(2)	—	—
								13,678	13,773	4.66
Software
CDK Global, Inc.		United States	S + 3.25%	0.00%	6.98%	7/6/2029	992	989	515	0.17
CMI Marketing, Inc		United States	S + 4.36%	0.50%	8.01%	3/23/2028	1,964	1,962	1,889	0.64
Irving Parent, Corp.	(8)(9)	United States	S + 5.25%	1.00%	8.98%	3/11/2031	16,465	16,259	16,136	5.46
Irving Parent, Corp. (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	8.91%	3/11/2031	238	210	191	0.07
								19,420	18,731	6.34
Specialty Retail
Air Conditioning Specialist, Inc.	(8)(9)	United States	S + 5.50%	1.00%	9.14%	11/19/2029	4,948	4,905	4,923	1.67
Air Conditioning Specialist, Inc. (Delayed Draw)	(8)(9)	United States	S + 5.50%	1.00%	9.14%	11/19/2029	3,615	3,577	3,597	1.22
Air Conditioning Specialist, Inc. (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.16%	11/19/2029	452	443	448	0.15
BW Gas & Convenience Holdings, LLC	(8)(10)	United States	S + 3.61%	0.50%	7.26%	3/31/2028	1,939	1,939	1,946	0.66
Penney Holdings LLC	(8)(9)	United States	S + 8.13%	2.50%	11.75%	9/20/2030	5,000	4,891	5,000	1.69
								15,755	15,914	5.39
Trading Companies & Distributors
DXP Enterprises, Inc.	(10)(11)	United States	S + 3.25%	0.00%	6.89%	10/11/2030	1,459	1,452	1,467	0.50
Harrington Process Solutions	(8)(12)	United States	S + 4.00%	0.00%	0.00%	6/25/2033	1,357	1,350	1,360	0.46
Harrington Process Solutions (Delayed Draw)	(7)(8)(12)	United States	S + 4.00%	0.00%	0.00%	6/25/2033	—	(1)	—	—
Verde Purchaser, LLC	(10)	United States	S + 4.00%	0.00%	7.73%	11/30/2030	1,962	1,956	1,860	0.63
White Cap Supply Holdings, LLC	(10)	United States	S + 3.25%	0.00%	6.89%	10/19/2029	1,963	1,954	1,962	0.66
								6,711	6,649	2.25
Total First Lien Debt								$554,314	$552,426	186.92%

Second Lien Debt
Pharmaceuticals
Alvogen Pharma US, Inc.	(8)	United States	S + 10.50% (incl. 8.00% PIK)	0.00%	14.23%	3/1/2029	874	671	514	0.17
								671	514	0.17

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Expiration Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Warrant
Specialty Retail
Xcel Brands, Inc. (5,750 warrants)	(8)(11)	United States				12/12/2034	—	23	3	—
								23	3	—
Common Stock
Pharmaceuticals
WHF Equity Consideration LLC (11 shares)	(8)	United States					—	—	—	—
								—	—	—
Total Investments - non-controlled/non-affiliated								$555,008	$552,943	187.09%

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
(4)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to SOFR (denoted as “S”) or Prime (denoted as “P”) which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2026. For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at June 30, 2026. Variable rate loans typically include an interest reference rate floor feature, which the Company has indicated if applicable.
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
(9)
These debt investments were pledged as collateral under the Company’s MS Credit Facility as of June 30, 2026 (refer to Note 6 - “Borrowings”).
(10)
These debt investments were pledged as collateral under the Company’s JPM Credit Facility as of June 30, 2026 (refer to Note 6 - “Borrowings”).
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, non-qualifying assets represented approximately 5.7% of the total assets of the Company.
(12)
All or a portion of this position has not yet settled as of June 30, 2026. The Company will not accrue interest until the settlement date at which point SOFR will be established.

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

During the three and six months ended June 30, 2026, the Company had $13,453 and $27,075, respectively, of interest income.

During the three and six months ended June 30, 2025, the Company had $15,853 and $30,905, respectively, of interest income.

PIK Income

The Company may have investments in its portfolio which contain a contractual paid-in-kind (“PIK”), interest provision. PIK interest is computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment, and is recorded as income. The Company will cease accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect amounts to be collectible and will generally only begin to recognize PIK income again when all principal and interest have been paid or upon the restructuring of the investment where the interest is deemed collectible. To maintain the Company’s status as a RIC, PIK interest income, which is considered investment company taxable income, may be required to be paid out to shareholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash. During the three and six months ended June 30, 2026, the Company had $27 and $56, respectively, of PIK income, which is included in Interest Income on the Consolidated Statement of Operations. During the three and six months ended June 30, 2025, the Company had $27 and $37, respectively, of PIK income, which is included in Interest Income on the Consolidated Statement of Operations.

Dividend Income

Dividend income from cash equivalents is recorded on the record date. Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from a limited liability company or limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. During the three and six months ended June 30, 2026, the Company had $264 and $715, respectively, of dividend income. During the three and six months ended June 30, 2025, the Company had $196 and $459, respectively, of dividend income.

Other Income

The Company may also generate revenue in the form of structuring, arranger or due diligence fees, amendment or consent fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees. Such fees are recognized as income when earned or the services are rendered. During the three and six months ended June 30, 2026, the Company had $341 and $725, respectively, of other income. During the three and six months ended June 30, 2025, the Company had $216 and $420, respectively, of other income.

Non-Accrual

Loans are generally placed on non-accrual status when there is reasonable doubt whether principal or interest payments will be collected in full. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. Additionally, any original issue discount (“OID”) and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2026, the Company had no investments on non-accrual status. As of December 31, 2025, non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.07%, respectively.

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

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On April 17, 2025, the Company’s Board unanimously approved an investment advisory agreement (the “Advisory Agreement”) and a subadvisory agreement (the “Subadvisory Agreement,” and together with the Advisory Agreement, the “Advisory Agreements”), each of which became effective on August 15, 2025. The Advisory Agreement is effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company can terminate the Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

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

For the three and six months ended June 30, 2026, the Company accrued $926 and $1,850, respectively, in base management fees. For the three and six months ended June 30, 2025, the Company accrued $929 and $1,860, respectively, in base management fees, which were fully waived (see “Fee Waiver” below). As of June 30, 2026 and December 31, 2025, $305 and $160, respectively, were payable to the Adviser relating to management fees.

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

For the three and six months ended June 30, 2026, the Company accrued $821 and $1,648, respectively, in income-based incentive fees. For the three and six months ended June 30, 2025, the Company accrued $924 and $1,831, respectively, in income-based incentive fees, which were fully waived (see “Fee Waiver” below). As of June 30, 2026 and December 31, 2025, $821 and zero, respectively, were payable to the Adviser relating to income-based incentive fees.

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

For the three and six months ended June 30, 2026 and 2025, the Company accrued no capital gains incentive fees. As of June 30, 2026 and December 31, 2025, there were no amounts payable to the Adviser relating to capital gain incentive fees.

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

There were no fee waivers in place during the three and six months ended June 30, 2026.

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

For the three and six months ended June 30, 2026, the Company incurred administrator expenses of $332 and $677, respectively. For the three and six months ended June 30, 2025, the Company incurred administrator expenses of $422 and $1,026, respectively. As of June 30, 2026 and December 31, 2025, $781 and $391, respectively, of administrator expenses were due to the Administrator, which were included in accrued administration expense on the Consolidated Statement of Assets and Liabilities. Additionally, as of June 30, 2026 and December 31, 2025, $72 and $53, respectively, were due to the Administrator for direct expenses paid on the Company’s behalf, which were included in due to affiliates on the Consolidated Statement of Assets and Liabilities.

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

The following is a summary of Expense Payments and related Reimbursement Payments for the six months ended June 30, 2026 and 2025:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
January 31, 2026	$258	$—	$258	January 31, 2029
February 28, 2026	263	—	263	February 28, 2029
March 31, 2026	296	—	296	March 31, 2029
April 30, 2026	249	—	249	April 30, 2029
May 31, 2026	384	—	384	May 31, 2029
June 30, 2026	204	—	204	June 30, 2029
Total	$1,654	$—	$1,654

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
January 31, 2025	$434	$—	$434	January 31, 2028
February 28, 2025	359	—	359	February 28, 2028
March 31, 2025	559	—	559	March 31, 2028
April 30, 2025	468	—	468	April 30, 2028
May 31, 2025	490	—	490	May 31, 2028
June 30, 2025	544	—	544	June 30, 2028
Total	$2,854	$—	$2,854

For the three and six months ended June 30, 2026, the Company accrued Expense Payments due from the Adviser in the amount of $837 and $1,654, respectively. For the three and six months ended June 30, 2026, there were no Reimbursement Payments made to the Adviser.

For the three and six months ended June 30, 2025, the Company accrued Expense Payments due from the Adviser in the amount of $1,502 and $2,854, respectively. For the three and six months ended June 30, 2025, there were no Reimbursement Payments made to the Adviser.

As of June 30, 2026 and December 31, 2025, $588 and $854, respectively, of Expense Payments were due from the Adviser, which were included in due from adviser on the Consolidated Statement of Assets and Liabilities.

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

For the three and six months ended June 30, 2026 and 2025, the Company accrued shareholder servicing and/or distribution fees of less than $1, which were attributable to Class D shares. There were no shareholder servicing and/or distribution fees accrued for the same time period for Class S shares.

Note 4. Investments

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$554,314	$552,426	99.91%	$568,526	$566,755	99.90%
Second Lien Debt	671	514	0.09	620	586	0.10
Warrant	23	3	—	31	1	—
Common Stock	—	—	—	—	—	—
Total investments	$555,008	$552,943	100.00%	$569,177	$567,342	100.00%

The following is a summary of the industry classifications in which the Company invests as of June 30, 2026 and December 31, 2025:

June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$7,800	$7,835	1.42%	2.65%
Air Freight & Logistics	5,391	4,714	0.85	1.60
Automobile Components	11,609	11,620	2.10	3.93
Broadline Retail	9,341	9,419	1.70	3.19
Building Products	7,492	7,536	1.36	2.55
Chemicals	1,967	1,984	0.36	0.67
Commercial Services & Supplies	66,038	66,317	11.99	22.44
Construction & Engineering	37,366	37,367	6.76	12.64
Consumer Staples Distribution & Retail	22,543	22,852	4.13	7.73
Containers & Packaging	1,929	1,921	0.35	0.65
Diversified Consumer Services	20,614	20,433	3.70	6.91
Electric Utilities	4,292	4,271	0.77	1.45
Electrical Equipment	3,334	3,441	0.62	1.16
Entertainment	1,467	1,473	0.27	0.50
Financial Services	36,707	36,937	6.68	12.50
Food Products	4,979	5,003	0.90	1.69
Ground Transportation	1,689	1,694	0.31	0.57
Health Care Equipment & Supplies	6,423	6,484	1.17	2.19
Health Care Providers & Services	69,954	70,397	12.73	23.82
Health Care Technology	30,489	30,736	5.56	10.40
Hotels, Restaurants & Leisure	1,722	1,658	0.30	0.56
Household Durables	5,810	5,805	1.05	1.96
Insurance	18,806	19,009	3.44	6.43
IT Services	20,488	20,672	3.74	7.00
Machinery	1,977	1,993	0.36	0.67
Media	3,969	3,984	0.72	1.35
Metals & Mining	1,979	1,975	0.36	0.67
Oil, Gas & Consumable Fuels	2,994	3,002	0.54	1.02
Passenger Airlines	998	998	0.18	0.34
Pharmaceuticals	18,676	18,071	3.27	6.11
Professional Services	70,578	68,272	12.35	23.10
Real Estate Management & Development	13,678	13,773	2.49	4.66
Software	19,420	18,731	3.39	6.34
Specialty Retail	15,778	15,917	2.88	5.39
Trading Companies & Distributors	6,711	6,649	1.20	2.25
	$555,008	$552,943	100.00%	187.09%

December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$1,981	$2,011	0.35%	0.67%
Air Freight & Logistics	9,007	8,440	1.49	2.80
Automobile Components	12,422	12,355	2.18	4.09
Broadline Retail	12,437	12,433	2.19	4.12
Building Products	7,631	7,676	1.35	2.54
Capital Markets	5,768	5,839	1.03	1.93
Chemicals	1,976	1,994	0.35	0.66
Commercial Services & Supplies	70,148	70,186	12.37	23.25
Construction & Engineering	46,742	46,824	8.25	15.51
Consumer Staples Distribution & Retail	22,723	22,705	4.00	7.52
Containers & Packaging	2,344	2,356	0.42	0.78
Diversified Consumer Services	20,213	19,889	3.51	6.59
Electric Utilities	9,608	9,711	1.71	3.22
Electrical Equipment	3,464	3,455	0.61	1.15
Financial Services	36,181	35,668	6.29	11.82
Food Products	4,355	4,410	0.78	1.46
Health Care Equipment & Supplies	6,450	6,494	1.14	2.15
Health Care Providers & Services	69,244	68,842	12.13	22.81
Health Care Technology	30,583	31,046	5.47	10.28
Hotels, Restaurants & Leisure	1,734	1,711	0.30	0.57
Household Durables	5,414	5,408	0.95	1.79
Insurance	17,533	17,762	3.13	5.88
Interactive Media & Services	6,026	5,929	1.04	1.96
IT Services	19,002	19,225	3.39	6.37
Machinery	5,189	5,209	0.92	1.73
Media	2,974	2,932	0.52	0.97
Metals & Mining	1,990	1,990	0.35	0.66
Passenger Airlines	1,890	1,855	0.33	0.61
Pharmaceuticals	18,835	18,070	3.19	5.99
Professional Services	48,673	48,518	8.55	16.07
Real Estate Management & Development	13,639	13,773	2.43	4.56
Software	35,779	35,324	6.23	11.70
Specialty Retail	9,837	9,865	1.74	3.27
Trading Companies & Distributors	7,385	7,437	1.31	2.46
	$569,177	$567,342	100.00%	187.94%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$542,266	$540,170	97.69%	182.77%
Europe	10,747	10,775	1.95	3.64
Canada	1,995	1,998	0.36	0.68
Total	$555,008	$552,943	100.00%	187.09%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$558,438	$557,109	98.20%	184.55%
Europe	10,739	10,233	1.80	3.39
Total	$569,177	$567,342	100.00%	187.94%

As of June 30, 2026, we had no loans on non-accrual status. As of December 31, 2025, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.07%, respectively.

As of both June 30, 2026 and December 31, 2025, on a fair value basis, 100.00% of the Company’s performing debt investments bore interest at a floating rate.

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

As of June 30, 2026, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuations procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

Fair Value Disclosures

The following is a summary of the composition of the Company’s investment portfolio at fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$76,839	$475,587	$552,426
Second Lien Debt	—	—	514	514
Warrant	—	—	3	3
Common Stock	—	—	—	—
Total Investments	$—	$76,839	$476,104	$552,943
Percentage of Total	0.00%	13.90%	86.10%	100.00%

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$90,219	$476,536	$566,755
Second Lien Debt	—	—	586	586
Warrant	—	—	1	1
Total Investments	$—	$90,219	$477,123	$567,342
Percentage of Total	0.00%	15.90%	84.10%	100.00%

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026
	First Lien Loan	Second Lien Loan	Warrant and Common Stock	Total Investments
Fair value, beginning of period	$487,381	$575	$29	$487,985
Purchase of investments (including PIK)	17,877	18	—	17,895
Proceeds from principal repayments and sales of investments	(25,385)	(8)	—	(25,393)
Amortization of premium/accretion of discount, net	653	16	—	669
Net realized gain (loss) on investments	(3)	—	—	(3)
Net change in unrealized appreciation (depreciation) on investments	(1,010)	(87)	(26)	(1,123)
Transfers out of Level 3	(5,870)	—	—	(5,870)
Transfers into Level 3	1,944	—	—	1,944
Fair value, end of period	$475,587	$514	$3	$476,104
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2026	$(791)	$(87)	$1	$(877)

	Six Months Ended June 30, 2026
	First Lien Loan	Second Lien Loan	Warrant and Common Stock	Total Investments
Fair value, beginning of period	$476,536	$586	$1	$477,123
Purchase of investments (including PIK)	31,064	35	—	31,099
Proceeds from principal repayments and sales of investments	(34,187)	(17)	—	(34,204)
Amortization of premium/accretion of discount, net	1,162	33	—	1,195
Net realized gain (loss) on investments	(2)	—	(8)	(10)
Net change in unrealized appreciation (depreciation) on investments	(909)	(123)	10	(1,022)
Transfers out of Level 3	(2,011)	—	—	(2,011)
Transfers into Level 3	3,934	—	—	3,934
Fair value, end of period	$475,587	$514	$3	$476,104
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2026	$(741)	$(123)	$10	$(854)

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025
	First Lien Loan	Second Lien Loan	Warrant	Total Investments
Fair value, beginning of period	$364,707	$456	$—	$365,163
Purchase of investments (including PIK)	69,426	17	—	69,443
Proceeds from principal repayments and sales of investments	(5,674)	(8)	—	(5,682)
Amortization of premium/accretion of discount, net	319	20	—	339
Net realized gain (loss) on investments	58	—	—	58
Net change in unrealized appreciation (depreciation) on investments	(713)	(194)	5	(902)
Transfers out of Level 3	(9,298)	—	—	(9,298)
Transfers into Level 3	6,276	—	—	6,276
Fair value, end of period	$425,101	$291	$5	$425,397
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2025	$(715)	$(194)	$5	$(904)

	Six Months Ended June 30, 2025
	First Lien Loan	Second Lien Loan	Warrant	Total Investments
Fair value, beginning of period	$332,589	$—	$32	$332,621
Purchase of investments (including PIK)	137,931	34	—	137,965
Proceeds from principal repayments and sales of investments	(35,310)	(8)	—	(35,318)
Amortization of premium/accretion of discount, net	886	25	—	911
Net realized gain (loss) on investments	(883)	—	—	(883)
Net change in unrealized appreciation (depreciation) on investments	624	(288)	(27)	309
Reclassification	(528)	528	—	—
Transfers out of Level 3	(23,452)	—	—	(23,452)
Transfers into Level 3	13,244	—	—	13,244
Fair value, end of period	$425,101	$291	$5	$425,397
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2025	$(1,350)	$(288)	$(26)	$(1,664)

Investments were transferred out of Level 3 during the three months ended June 30, 2025 due to improvements in the quantity and quality of information, specifically the number of vendor quotes available to support the valuation of each investment, as assessed by the Valuation Designee. Investments were transferred into Level 3 during the three and six months ended June 30, 2026 and 2025 due to a decrease in the quantity and quality of information, specifically the number of vendor quotes available to support the valuation of each investment, as assessed by the Valuation Designee.

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2026 and December 31, 2025. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2026
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
First lien debt (2)	$408,091	Discounted cash flows (income approach)	Comparative Yield	8.02%	23.71%	10.25%
	62,214	Recoverability	Collateral Value	$20.1mm	$12,026.0mm	$3,126.2mm
	470,305
Common Stock	—	Recoverability	Collateral Value	$406.0mm	$406.0mm	$406.0mm
Warrant	3	Option pricing model	Volatility	50.00%	80.00%	65.00%
			Time Horizon (years)	1.0 yrs	5.0 yrs	3.0 yrs
Total	$470,308
(1)
Weighted averages are calculated based on fair value of investments.
(2)
Excluded from the presentation is $5,282 in first lien senior secured debt and $514 in second lien senior secured debt for which the Valuation Designee did not develop the unobservable inputs for the determination of fair value (examples include insufficient liquidity and single source quotation).

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

Other Financial Assets and Liabilities

As of June 30, 2026, the carrying amounts of the Company’s other financial instruments, such as cash and cash equivalents, receivables and payables, approximate the fair value of such items due to the short maturity of such instruments and would be categorized as Level 1 within the fair value hierarchy. As of June 30, 2026, the carrying amounts of the Company’s outstanding Credit Facilities approximate fair value and would be categorized as Level 3 within the fair value hierarchy. The fair values of the Credit Facilities are estimated based upon market interest rates and entities with similar credit risk.

Note 6. Borrowings

In connection with the Company’s organization, the Board and the Company’s initial shareholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result of this approval, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026, the Company’s asset coverage ratio was 206.1%.

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

The Company’s ability to borrow under the MS Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 75% of the principal balance of its eligible portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 65%. Under the terms of the MS Credit Facility, the MS Credit Facility SPV is permitted to reinvest available cash and make new borrowings under the MS Credit Facility through September 22, 2026. The MS Credit Facility has a minimum utilization requirement (“MS Credit Facility Minimum Utilization”) of 35% of the facility amount (following a nine-month ramp-up period through September 21, 2024). The MS Credit Facility Minimum Utilization increased to 65% from September 22, 2024 and increased again to 75% from November 7, 2024 through the end of the revolving period. Distributions from the MS Credit Facility SPV to the Company are limited by the terms of the MS Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The MS Credit Facility SPV’s obligations under the MS Credit Facility are secured by a first priority security interest in substantially all of the assets of the MS Credit Facility SPV, including its portfolio of investments, and the Company’s equity interest in the MS Credit Facility SPV. As of June 30, 2026, the Company held 93 investments with a total fair market value of $438,237 in the MS Credit Facility SPV as collateral for the MS Credit Facility. As of December 31, 2025, the Company held 89 investments with a total fair market value of $445,989 in the MS Credit Facility SPV as collateral for the MS Credit Facility. As of June 30, 2026 and December 31, 2025, the Company had $253,100 and $264,100, respectively, in borrowings outstanding under the MS Credit Facility.

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

Components of Interest Expense

The components of the Company’s interest expense on the MS Credit Facility were as follows:

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Borrowing interest expense	$3,933	$5,220	$7,862	$11,084
Borrowing administration fees	133	133	264	264
Facility unused fees	203	73	410	85
Amortization of financing costs	154	154	306	306
Total interest expense	$4,423	$5,580	$8,842	$11,739
Average Debt Outstanding	249,298	301,545	251,151	321,600
Average Stated Interest Rate	6.24%	6.85%	6.23%	6.85%

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

The Company’s ability to borrow under the JPM Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 70% of the net asset value of the portfolio assets held in the JPM Credit Facility SPV. Under the terms of the JPM Credit Facility, the JPM Credit Facility SPV is permitted to reinvest available cash and make new borrowing under the JPM Credit Facility through April 8, 2028. The JPM Credit Facility has a minimum utilization requirement (“JPM Credit Facility Minimum Utilization”) of 50% of the facility amount (following a three-month ramp-up period through July 9, 2025), increasing to 75% on October 10, 2025 through the end of the reinvestment period. Distributions from the JPM Credit Facility SPV to the Company are limited by the terms of the JPM Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The JPM Credit Facility SPV’s obligations under the JPM Credit Facility are secured by a first priority security interest in substantially all of the assets of the JPM Credit Facility SPV, including its portfolio of investments. As of June 30, 2026, the Company held 27 investments with a total fair market value of $56,504 in the JPM Credit Facility SPV as collateral for the JPM Credit Facility. As of December 31, 2025, the Company held 39 investments with a total fair market value of $78,395 in the JPM Credit Facility SPV as collateral for the JPM Credit Facility. As of June 30, 2026 and December 31, 2025, the Company had $25,500 and $75,000, respectively, in borrowings outstanding under the JPM Credit Facility.

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

Components of Interest Expense

The components of the Company’s interest expense on the JPM Credit Facility were as follows:

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Borrowing interest expense	$360	$1,002		$1,116	$1,002
Borrowing administration fees	—	—		—	—
Facility unused fees	198	28		316	28
Amortization of financing costs	47	47		95	47
Total interest expense	$605	$1,077		$1,527	$1,077
Average Debt Outstanding	27,148	75,452	(1)	42,525	75,452	(1)
Average Stated Interest Rate	5.24%	5.76%	(1)	5.23%	5.76%	(1)
(1)
Average taken from date of initial borrowing on April 9, 2025.

For the three and six months ended June 30, 2026, the average total debt outstanding was $276,446 and $293,676, respectively. For the three and six months ended June 30, 2025, the average total debt outstanding was $370,364 and $356,199, respectively.

For the three and six months ended June 30, 2026, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, was 7.30% and 7.12%, respectively. For the three and six months ended June 30, 2025, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, was 7.21% and 7.26%, respectively.

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

As of June 30, 2026 and December 31, 2025, the Company has the following unfunded commitments to portfolio companies:

June 30, 2026
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
360 Partners, LLC	Delayed Draw	7/31/2027	$5,090	$(115)
841 Prudential MOB LLC	Delayed Draw	10/8/2027	719	—
APS Acquisition Holdings, LLC	Delayed Draw	7/11/2026	592	(3)
CI (MG) Group, LLC	Delayed Draw	3/27/2027	1,228	—
Harrington Process Solutions	Delayed Draw	6/25/2033	143	—
HFW Holdings, LLC	Delayed Draw	5/1/2027	3,109	(23)
McHale Landscape Design, Inc.	Delayed Draw	7/16/2027	2,000	—
Monarch Behavioral Therapy, LLC	Delayed Draw	3/31/2027	266	(1)
Prescott's Inc.	Delayed Draw	12/30/2026	2,091	—
PRGX Global, Inc	Delayed Draw	2/20/2027	596	(10)
Schola Group Acquisition, Inc.	Delayed Draw	4/9/2027	1,894	—
Tricor, LLC	Delayed Draw	8/8/2027	6,442	—
Waste Resource Management Inc.	Delayed Draw	5/19/2027	4,684	—
XPT Partners, LLC	Delayed Draw	12/10/2026	—	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Revolver
360 Partners, LLC	Revolver	8/7/2031	$2,084	$(47)
Advantmed Buyer Inc	Revolver	2/14/2031	2,189	(22)
Air Buyer Inc.	Revolver	7/23/2030	171	(22)
Air Conditioning Specialist, Inc.	Revolver	11/19/2029	395	(2)
Apella Capital LLC	Revolver	3/1/2029	349	—
APS Acquisition Holdings, LLC	Revolver	7/11/2029	1,741	(9)
Argano, LLC	Revolver	9/13/2029	348	—
BCDI Rodeo Dental Buyer, LLC	Revolver	5/31/2030	1,699	—
Case Works, LLC	Revolver	10/1/2029	148	(10)
CI (MG) Group, LLC	Revolver	3/27/2030	444	—
Eiko Global, LLC	Revolver	9/3/2030	2,273	—
Elevate HD Parent, Inc.	Revolver	8/20/2029	120	—
Endo1 Partners, LLC	Revolver	5/23/2030	259	(1)
Enthusiast Auto Holdings, LLC	Revolver	12/19/2027	1,151	—
HFW Holdings, LLC	Revolver	5/1/2031	614	(5)
Housework Holdings	Revolver	12/15/2028	80	(1)
In Vitro Sciences, LLC	Revolver	2/28/2029	341	(3)
Irving Parent, Corp.	Revolver	3/11/2031	2,144	(43)
Mammoth Holdings, LLC	Revolver	11/15/2029	639	(32)
McHale Landscape Design, Inc.	Revolver	7/16/2031	1,429	—
Medrina, LLC	Revolver	10/20/2029	1,107	—
Monarch Behavioral Therapy, LLC	Revolver	6/6/2030	167	(1)
Owl Vans, LLC	Revolver	12/31/2030	888	(7)
Prescott's Inc.	Revolver	12/30/2030	896	—
Quorum Health Resources	Revolver	5/28/2027	1,556	—
RL James, Inc.	Revolver	12/15/2028	685	—
RMBUS Holdco Inc.	Revolver	1/8/2029	518	—
Sagebrush Buyer, LLC	Revolver	7/1/2030	1,263	—
Schola Group Acquisition, Inc.	Revolver	4/9/2031	1,141	—
Strategy Corps, LLC	Revolver	6/28/2030	1,361	(20)
Streetmasters Intermediate, Inc	Revolver	4/1/2030	1,088	(5)
SuperHero Fire Protection, LLC	Revolver	12/31/2029	482	—
Syner-G Intermediate Holdings, LLC	Revolver	9/17/2030	977	(49)
The Mulch & Soil Company, LLC	Revolver	5/1/2028	692	—
The Mutual Group, LLC	Revolver	1/31/2030	691	—
Thornton Carpet, LLC	Revolver	5/15/2031	2,350	(23)
Tri Scapes, LLC	Revolver	7/12/2030	433	(4)
Tricor, LLC	Revolver	8/8/2031	996	—
Unified Patents, LLC	Revolver	12/23/2027	1,271	—
Violet Utility Buyer, LLC	Revolver	7/24/2031	395	(8)
Visante Acquisition, LLC	Revolver	1/31/2030	976	—
Waste Resource Management Inc.	Revolver	12/28/2029	621	—
XPT Partners, LLC	Revolver	9/13/2028	136	—
Zenith American Solutions, Inc.	Revolver	7/11/2029	556	(6)
Total Unfunded Commitments			$68,718	$(472)

December 31, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
360 Partners, LLC	Delayed Draw	7/31/2027	$5,090	$(57)
841 Prudential MOB LLC	Delayed Draw	10/8/2027	719	—
APS Acquisition Holdings, LLC	Delayed Draw	7/11/2026	2,264	—
CI (MG) Group, LLC	Delayed Draw	3/27/2027	2,180	(5)
Elevate HD Parent, Inc.	Delayed Draw	2/18/2026	257	—
Gen4 Dental Partners Opco, LLC	Delayed Draw	5/13/2026	1,867	(19)
HFW Holdings, LLC	Delayed Draw	5/1/2027	5,213	(52)
Housework Holdings	Delayed Draw	5/28/2026	417	(6)
McHale Landscape Design, Inc.	Delayed Draw	7/16/2027	3,314	(37)
Mission Critical Group, LLC	Delayed Draw	4/17/2027	1,849	—
Monarch Behavioral Therapy, LLC	Delayed Draw	6/6/2026	266	(1)
Prescott's Inc.	Delayed Draw	12/30/2026	2,091	(5)
PRGX Global, Inc	Delayed Draw	2/20/2027	597	(10)
RMBUS Holdco Inc.	Delayed Draw	1/22/2026	2,070	—
Schola Group Acquisition, Inc.	Delayed Draw	4/9/2027	3,777	(38)
SR Landscaping, LLC	Delayed Draw	2/20/2026	932	(65)
Strategy Corps, LLC	Delayed Draw	6/28/2026	3,300	(58)
Tri Scapes, LLC	Delayed Draw	7/12/2026	427	(6)
Tricor, LLC	Delayed Draw	8/8/2027	7,780	—
Waste Resource Management Inc.	Delayed Draw	5/19/2027	4,684	—
XPT Partners, LLC	Delayed Draw	12/10/2026	950	(7)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Revolver
360 Partners, LLC	Revolver	8/7/2031	$2,874	$(32)
Advantmed Buyer Inc	Revolver	2/14/2031	2,189	—
Air Buyer Inc.	Revolver	7/23/2030	171	(5)
Air Conditioning Specialist, Inc.	Revolver	11/19/2029	396	(2)
Apella Capital LLC	Revolver	3/1/2029	350	—
APS Acquisition Holdings, LLC	Revolver	7/11/2029	1,741	—
Argano, LLC	Revolver	9/13/2029	348	—
Case Works, LLC	Revolver	10/1/2029	253	(6)
CI (MG) Group, LLC	Revolver	3/27/2030	439	(1)
Eiko Global, LLC	Revolver	9/3/2030	2,130	(48)
Elevate HD Parent, Inc.	Revolver	8/20/2029	200	—
Endo1 Partners, LLC	Revolver	5/23/2030	322	(2)
Enthusiast Auto Holdings, LLC	Revolver	12/19/2026	1,151	—
Gen4 Dental Partners Opco, LLC	Revolver	5/13/2030	467	(5)
HFW Holdings, LLC	Revolver	5/1/2031	944	(9)
Housework Holdings	Revolver	12/15/2028	86	(1)
In Vitro Sciences, LLC	Revolver	2/28/2029	227	(18)
Irving Parent, Corp.	Revolver	3/11/2031	2,382	(36)
Mammoth Holdings, LLC	Revolver	11/15/2029	498	(17)
McHale Landscape Design, Inc.	Revolver	7/16/2031	1,429	(16)
Medrina, LLC	Revolver	10/20/2029	1,107	—
Mission Critical Group, LLC	Revolver	4/17/2030	1,612	—
Monarch Behavioral Therapy, LLC	Revolver	6/6/2030	167	(1)
Owl Vans, LLC	Revolver	12/31/2030	840	(21)
Prescott's Inc.	Revolver	12/30/2030	896	(2)
Quorum Health Resources	Revolver	5/28/2027	1,556	(8)
RL James, Inc.	Revolver	12/15/2028	919	—
RMBUS Holdco Inc.	Revolver	1/8/2029	1,035	—
Sagebrush Buyer, LLC	Revolver	7/1/2030	1,263	—
Schola Group Acquisition, Inc.	Revolver	4/9/2031	1,141	(11)
Strategy Corps, LLC	Revolver	6/28/2030	1,444	(25)
Streetmasters Intermediate, Inc	Revolver	4/1/2030	1,700	(43)
SuperHero Fire Protection, LLC	Revolver	12/31/2029	964	—
Syner-G Intermediate Holdings, LLC	Revolver	9/17/2030	1,150	(92)
The Mulch & Soil Company, LLC	Revolver	5/1/2028	605	—
The Mutual Group, LLC	Revolver	1/31/2030	691	—
Thornton Carpet, LLC	Revolver	5/15/2031	2,764	(31)
Tri Scapes, LLC	Revolver	7/12/2030	1,185	(18)
Tricor, LLC	Revolver	8/8/2031	996	—
Unified Patents, LLC	Revolver	12/23/2027	1,271	(6)
Violet Utility Buyer, LLC	Revolver	7/24/2031	3,295	(37)
Visante Acquisition, LLC	Revolver	1/31/2030	976	—
Waste Resource Management Inc.	Revolver	12/28/2029	828	—
XPT Partners, LLC	Revolver	9/13/2028	136	(1)
Zenith American Solutions, Inc.	Revolver	7/11/2029	676	(7)
Total Unfunded Commitments			$97,858	$(867)

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

The following table summarizes the issuance of shares from the Public Offering and the Private Offering during the six months ended June 30, 2026 and 2025:

	Class I
Subscriptions Effective	Shares Issued	Net Proceeds
For the six months ended June 30, 2026
January 1, 2026	297	$7
February 1, 2026	306	8
April 1, 2026	1,670	40
June 1, 2026	2,096	50
Total	4,369	$105

For the six months ended June 30, 2025
January 1, 2025	37,241	$901
May 1, 2025	283	6
June 1, 2025	278	7
Total	37,802	$914

	Class D
Subscriptions Effective	Shares Issued	Net Proceeds
For the six months ended June 30, 2026
None	—	$—
Total	—	$—

For the six months ended June 30, 2025
May 1, 2025	4,205	$100
Total	4,205	$100

During the six months ended June 30, 2026 and 2025, the Company also issued 395 Class I shares and 227 Class I shares, respectively, for aggregate values of $9 and $6, respectively, under the DRP (as defined below).

Net Asset Value Per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I shares and Class D shares for the six months ended June 30, 2026 and 2025:

	NAV Per Share
For the Month Ended	Class I	Class D
For the six months ended June 30, 2026
January 31, 2026	$24.09	$24.09
February 28, 2026	23.97	23.97
March 31, 2026	23.95	23.95
April 30, 2026	23.90	23.90
May 31, 2026	23.86	23.86
June 30, 2026	23.79	23.79

For the six months ended June 30, 2025
January 31, 2025	$24.27	$—
February 28, 2025	24.37	—
March 31, 2025	23.97	—
April 30, 2025	23.78	—
May 31, 2025	24.08	24.08
June 30, 2025	24.03	24.03

Distributions

The following table presents distributions that were declared and payable during the six months ended June 30, 2026 and 2025:

	Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the six months ended June 30, 2026
January 30, 2026	January 30, 2026	February 26, 2026	$0.210	$2,615
February 27, 2026	February 27, 2026	March 30, 2026	0.210	2,615
March 31, 2026	March 31, 2026	April 29, 2026	0.210	2,616
April 30, 2026	April 30, 2026	May 28, 2026	0.210	2,607
May 29, 2026	May 29, 2026	June 29, 2026	0.210	2,607
June 30, 2026	June 30, 2026	July 30, 2026	0.210	2,608
Total				$15,668
For the six months ended June 30, 2025
January 31, 2025	January 31, 2025	February 27, 2025	$0.205	$2,548
March 26, 2025	March 26, 2025	March 28, 2025	0.205	2,550
March 31, 2025	March 31, 2025	April 29, 2025	0.205	2,551
April 23, 2025	April 30, 2025	May 29, 2025	0.205	2,551
May 22, 2025	May 30, 2025	June 27, 2025	0.205	2,551
June 25, 2025	June 30, 2025	July 30, 2025	0.205	2,551
Total				$15,302

	Class D
Date Declared	Record Date	Payment Date	Distribution Per Share (1)	Distribution Amount
For the six months ended June 30, 2026
January 30, 2026	January 30, 2026	February 26, 2026	$0.205	$1
February 27, 2026	February 27, 2026	March 30, 2026	0.205	1
March 31, 2026	March 31, 2026	April 29, 2026	0.205	1
April 30, 2026	April 30, 2026	May 28, 2026	0.205	1
May 29, 2026	May 29, 2026	June 29, 2026	0.205	1
June 30, 2026	June 30, 2026	July 30, 2026	0.205	1
Total				$6
For the six months ended June 30, 2025
May 22, 2025	May 30, 2025	June 27, 2025	$0.200	$1
June 25, 2025	June 30, 2025	July 30, 2025	0.200	1
Total				$2
(1)
Distribution per share is net of shareholder servicing and/or distribution fees.

Character of Distributions

The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, and capital gains proceeds from the sale of assets.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares during the six months ended June 30, 2026 and 2025:

	June 30, 2026		June 30, 2025
	Class I	Class D	Class I	Class D
Ordinary income (including net short-term capital gains)	$15,668	$6	$14,762	$2
Capital gains	—	—	540	—
Return of capital	—	—	—	—
Total taxable distributions	$15,668	$6	$15,302	$2

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

The following tables present share repurchases completed under the share repurchase program during the six months ended June 30, 2026 and 2025:

Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
February 27, 2026	40,500	0.33%	$23.95	March 31, 2026	$970	—

Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
May 30, 2025	3,036	0.02%	$24.03	June 30, 2025	$73	—
(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amounts shown net of Early Repurchase Deductions, if any.
(3)
All repurchase requests were satisfied in full.

Note 9. Financial Highlights and Senior Securities

The following is a schedule of financial highlights for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
	Class I	Class D (1)	Class I	Class D (1)
Per Share Data:
Net assets, beginning of period	$24.23	$24.23	$24.21	$—
Net investment income (loss) after excise tax (2)	1.05	0.99	1.40	0.47
Net realized gain (loss) (2)	(0.21)	(0.18)	(0.04)	0.01
Net change in unrealized appreciation (depreciation) (2)	(0.02)	(0.02)	(0.31)	0.17
Net increase (decrease) in net assets resulting from operations (2)	0.82	0.79	1.05	0.65
Distributions declared from distributable earnings (losses)	(1.26)	(1.23)	(1.24)	(0.40)
Issuance of shares	—	—	—	23.78
Other (3)	—	—	0.01	—
Total increase (decrease) in net assets	(0.44)	(0.44)	(0.18)	24.03
Net assets, end of period	$23.79	$23.79	$24.03	$24.03
Shares outstanding, end of period	12,417,826	4,205	12,442,354	4,205
Total return based on NAV (4)	3.47%	3.34%	4.44%	2.74%
Ratios:
Net expenses to average net assets (5)	10.42%	10.67%	9.67%	8.26%
Net investment income to average net assets (5)	8.61%	8.10%	11.61%	13.66%
Portfolio turnover rate (6)	12.18%	12.18%	21.14%	21.14%
Supplemental Data:
Net assets, end of period	$295,450	$100	$299,003	$101
Average debt outstanding	$293,676	$293,676	$356,199	$356,199
Asset coverage ratio	206.1%	206.1%	175.7%	175.7%

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
(5)
Amounts are annualized except for excise taxes. For the six months ended June 30, 2026, the ratio of total operating expenses to average net assets was 11.54% and 11.79% (annualized) for Class I shares and Class D shares, respectively, excluding the effect of expense support payments/(recoupments), and management fee and income based incentive fee waivers, by the Adviser, if any, which represented 1.12% and 1.12% (annualized) for Class I shares and Class D shares, respectively, of average assets. For the six months ended June 30, 2025, the ratio of total operating expenses to average net assets was 14.05% and 12.80% (annualized) for Class I shares and Class D shares, respectively, excluding the effect of expense support payments/(recoupments), and management fee and income based incentive fee waivers, by the Adviser, if any, which represented 4.39% and 4.54% (annualized) for Class I shares and Class D shares, respectively, of average assets.
(6)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

The following is information about the Company’s senior securities:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
MS Credit Facility
June 30, 2026	$253,100	$2,061	—	N/A
December 31, 2025	$264,100	$1,890	—	N/A
December 31, 2024	$325,600	$1,922	—	N/A
December 31, 2023 (5)	$—	$—	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
JPM Credit Facility
June 30, 2026	$25,500	$2,061	—	N/A
December 31, 2025	$75,000	$1,890	—	N/A

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

Note 11. Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of June 30, 2026, except as discussed below.

On July 23, 2026, the Company’s Board declared a distribution of $0.210 per Class I share and $0.205 per Class D share, which are payable on August 28, 2026 to shareholders of record as of July 31, 2026.

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

Portfolio and Investment Activity

For the six months ended June 30, 2026, the Company made new investments in 24 new portfolio companies and exited 28 positions (primarily through sale of Syndicated Loans). As of June 30, 2026, the Company had an aggregate principal commitment amount of $629.2 million (including $68.7 million of unfunded commitments).

The following summarizes our investment activity (information presented is at cost unless otherwise indicated) (dollar amounts in thousands):

As of and For the Six Months Ended June 30, 2026
Investments:
Total investments, beginning of period	$569,177
New investments purchased	67,364
Net accretion of discount on investments	1,229
Net realized gain (loss) on investments	(2,629)
Investments sold or repaid	(80,133)
Total investments, end of period	555,008
Amount of investments funded at principal:
First lien debt	$559,558
Second lien debt	874
Warrant	6
Common Stock	—
Total portfolio investments	$560,438

	June 30, 2026	December 31, 2025
Number of portfolio companies	102	106
Weighted average yield on debt and income producing investments, at cost (1)	9.42%	9.46%
Weighted average yield on debt and income producing investments, at fair value (1)	9.45%	9.48%
Average loan to value (LTV) (2)	42.85%	40.39%
Weighted average tenor (3)	3.68	4.03
Percentage of debt investments bearing a floating rate, at fair value	100.00%	100.00%
Percentage of debt investments bearing a fixed rate, at fair value	0.00%	0.00%
Percentage of assets on non-accrual, at amortized cost (4)	0.00%	0.06%
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

(4)
As a percentage of total amortized cost of investments. Assets on non-accrual represented 0.00% and 0.07% of total fair value of the investments as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026 and December 31, 2025, our portfolio companies had a weighted average annual adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of approximately $37.9 million and $39.2 million, respectively. Amounts are weighted based on fair value of each respective investment. These calculations include all private debt investments for which fair value is determined by the Valuation Designee and excludes quoted assets and ABL investments, as well as companies with negative or de minimis EBITDA. Amounts were derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

The following is a summary of the asset type breakdown of our investment portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Direct Lending (1)	$296,550	$295,085	53.37%	99.84%
Club Loans (2)	182,879	182,994	33.09	61.92
Syndicated Loans (3)	75,579	74,864	13.54	25.33
Total	$555,008	$552,943	100.00%	187.09%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Direct Lending (1)	$287,952	$287,812	50.73%	95.34%
Club Loans (2)	193,381	192,752	33.98	63.85
Syndicated Loans (3)	87,844	86,778	15.29	28.75
Total	$569,177	$567,342	100.00%	187.94%

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

As of June 30, 2026 and December 31, 2025, ABL investments represented 11.3% and 11.7%, respectively, of the total fair market value of all of our investments.

Direct Lending

As of June 30, 2026 and December 31, 2025, the Direct Lending portfolio had the following characteristics:

	June 30, 2026	December 31, 2025
Weighted average spread (1)	5.46%	5.51%
Weighted average yield on debt and income producing investments, at cost (2)	9.48%	9.68%
Weighted average yield on debt and income producing investments, at fair value (2)	9.53%	9.67%
Average EBITDA (3)	$24.4	$24.7
Average LTV (4)	39.21%	36.56%
Average Leverage Ratio (5)	4.3x	3.7x
Percentage Sponsor-backed	100.00%	100.00%

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

FEAC monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Adviser, the Subadviser and the Board review these investment scores on a quarterly basis. Our average portfolio company investment score was 1.81 and 1.89 at June 30, 2026 and December 31, 2025, respectively. The following is a distribution of the investment scores of our portfolio companies at June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	As of June 30, 2026				As of December 31, 2025
Risk Rating	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio
1	$131,327	23.75%	$130,071	23.44%	$93,625	16.50%	$92,607	16.27%
2	395,667	71.56	395,349	71.23	446,895	78.77	448,108	78.73
3	25,435	4.60	28,917	5.21	24,329	4.29	25,830	4.54
4	514	0.09	671	0.12	2,493	0.44	2,632	0.46
5	—	—	—	—	—	—	—	—
	$552,943	100.00%	$555,008	100.00%	$567,342	100.00%	$569,177	100.00%

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2026, we had zero loans on non-accrual status. As of December 31, 2025, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.07%, respectively.

Results of Operations

The following table represents our operating results (in thousands):

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Operating Results
Total investment income	$14,058	$16,265	$28,515	$31,784
Net expenses, including excise tax	7,564	7,447	15,455	14,384
Net unrealized appreciation (depreciation)	7	(442)	(230)	(3,834)
Net realized gain (loss)	(608)	100	(2,629)	(439)
Net increase (decrease) in net assets resulting from operations	$5,893	$8,476	$10,201	$13,127

Investment Income

The composition of our investment income was as follows (in thousands):

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Investment Income
Interest income	$13,453	$15,853	$27,075	$30,905
Dividend income	264	196	715	459
Other income	341	216	725	420
Total investment income	$14,058	$16,265	$28,515	$31,784

Total investment income decreased to $14.1 million and $28.5 million, respectively, for the three and six months ended June 30, 2026, a decrease of $2.2 million or 13.57% and $3.3 million or 10.29%, respectively, compared to the same period in the prior year.

Interest income decreased by $2.4 million and $3.8 million, respectively, for the three and six months ended June 30, 2026, driven by the size of the portfolio as well as a decline in benchmark rates. The size of our investment portfolio at fair value at June 30, 2026 was $552.9 million, with a weighted average yield of 9.5%, compared to $658.1 million at June 30, 2025, with a weighted average yield of 9.6%.

The decrease in interest income was offset by an increase in dividend income of $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2026, due to an increase in cash equivalents compared to the same period in the prior year.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Operating Expenses
Interest expense	$5,028	$6,657	$10,369	$12,816
Base management fees	926	929	1,850	1,860
Income-based incentive fee	821	924	1,648	1,831
Administration expense	332	422	677	1,026
Other Expenses	965	798	1,733	1,540
Amortization of continuous offering costs	288	1,028	754	1,778
Distribution and shareholder servicing fees (Class D) (1)	—	—	—	—
Total operating expenses	8,360	10,758	17,031	20,851
Management fees waiver	—	(929)	—	(1,860)
Incentive fees waiver	—	(924)	—	(1,831)
Expense support	(837)	(1,502)	(1,654)	(2,854)
Total expenses, net of fee waivers	$7,523	$7,403	$15,377	$14,306

(1) For the three and six months ended June 30, 2026 and 2025, the Class D distribution and shareholder servicing fees were less than $1.

For the three and six months ended June 30, 2026, total expenses, net of expense support and fee waivers, were $7.5 million and $15.4 million, respectively. For the three and six months ended June 30, 2025, total expenses, net of expense support and fee waivers, were $7.4 million and $14.3 million, respectively.

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) decreased to $5.0 million for the three months ended June 30, 2026, a decrease of $1.6 million compared to the same period in the prior year. This was driven by a decrease in our average debt principal outstanding to $276.4 million for the three months ended June 30, 2026 from $370.4 million for the same period in the prior year.

Total interest expense (including unused fees and amortization of deferred financing costs) decreased to $10.4 million for the six months ended June 30, 2026, a decrease of $2.4 million compared to the same period in the prior year. This was driven by a decrease in our average debt principal outstanding to $293.7 million for the six months ended June 30, 2026 from $356.2 million for the same period in the prior year.

Base Management Fees

Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Base management fees were $0.9 million and $1.9 million, respectively, for the three and six months ended June 30, 2026, a decrease of $3 thousand or 0.32% and $10 thousand or 0.54%, respectively, compared to the same period in the prior year.

The Adviser had waived all base management fees through June 30, 2025 and 50% of base management fees for the period from July 1, 2025 through December 31, 2025.

Income-Based Incentive Fees

Income-based incentive fees decreased to $0.8 million and $1.6 million, respectively, for the three and six months ended June 30, 2026, a decrease of $0.1 million and $0.2 million, respectively, compared to the three and six months ended June 30, 2025. The decrease in income-based incentive fees was driven by the decrease in pre-incentive fee net investment income to $5.7 million and $11.4 million, respectively, for the three and six months ended June 30, 2026 from $7.4 million and $14.6 million, respectively, for the three and six months ended June 30, 2025. The decrease in pre-incentive fee net investment income was driven primarily by decreased size of the portfolio.

The Adviser had waived 100% of income based incentive fees through December 31, 2025.

Capital Gains Incentive Fees

For the three and six months ended June 30, 2026 and 2025, the Company accrued capital gains incentive fees of zero.

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

Total other expenses decreased to $1.6 million and $3.2 million, respectively, for the three and six months ended June 30, 2026, a decrease of $0.7 million or 29.49% and $1.2 million or 27.16%, respectively, compared to the three and six months ended June 30, 2025. The decrease compared to the same period in the prior year was primarily driven by a decrease in offering costs and our administration expenses.

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

For the three and six months ended June 30, 2026, we accrued $41 thousand and $0.1 million, respectively, of U.S. federal excise tax. For the three and six months ended June 30, 2025, we accrued $44 thousand and $0.1 million, respectively, of U.S. federal excise tax.

Net Realized Gains (Losses) Investments

For the three and six months ended June 30, 2026, the Company had net realized losses on investments of ($0.6) million and ($2.6) million, respectively, from the full or partial sale of 9 and 31 broadly syndicated debt investments, respectively.

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

For the three and six months ended June 30, 2026, the Company had net unrealized appreciation (depreciation) on investments of $7 thousand and ($0.2) million, respectively.

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

As of June 30, 2026 and December 31, 2025, we had $22.5 million and $73.3 million, respectively, in cash and cash equivalents. Additionally, as of June 30, 2026 and December 31, 2025, we had $171.4 million and $110.9 million, respectively, available for additional borrowings under the Credit Facilities (as defined in Note 6 - “Borrowings” in the Notes to the Consolidated Financial Statements), subject to borrowing base availability. See “Borrowings” below for additional information.

We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of June 30, 2026, our asset coverage ratio was 206.1%.

Cash Flows

For the six months ended June 30, 2026, our operating activities provided cash of $25.7 million, primarily in connection with proceeds from principal payments and sales of portfolio investments of $75.3 million, partially offset by the purchase of portfolio investments of $61.5 million. During the same period, cash used by financing activities was $76.5 million, primarily driven by the repayments of our Credit Facilities of $72.3 million and distribution payments of $15.7 million, partially offset by debt repayments of $11.8 million.

For the six months ended June 30, 2025, our operating activities used cash of $49.0 million, primarily in connection with the purchases and fundings of portfolio investments of $194.8 million, partially offset by proceeds from principal payments and sales of portfolio investments of $128.7 million. During the same period, cash provided by financing activities was $52.5 million, primarily driven by $139.4 million of borrowings under the MS Credit Facility and $1.0 million from the issuance of Common Shares, that were partially offset by debt repayments of $70.0 million and distribution payments of $15.3 million.

Share Issuances

The following table summarizes the issuance of shares pursuant to subscription agreements during the six months ended June 30, 2026 and 2025 (dollar amounts in thousands):

	Class I
Subscriptions Effective	Shares Issued	Net Proceeds
For the six months ended June 30, 2026
January 1, 2026	297	$7
February 1, 2026	306	8
April 1, 2026	1,670	40
June 1, 2026	2,096	50
Total	4,369	$105

For the six months ended June 30, 2025
January 1, 2025	37,241	$901
May 1, 2025	283	6
June 1, 2025	278	7
Total	37,802	$914

	Class D
Subscriptions Effective	Shares Issued	Net Proceeds
For the six months ended June 30, 2026
None	—	$—
Total	—	$—

For the six months ended June 30, 2025
May 1, 2025	4,205	$100
Total	4,205	$100

During the six months ended June 30, 2026, the Company also issued 395 shares for an aggregate value of $9 under the Company’s dividend reinvestment plan.

Distributions and Distribution Reinvestment

The following table presents distributions that were declared and payable during the six months ended June 30, 2026 and 2025:

	Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the six months ended June 30, 2026
January 30, 2026	January 30, 2026	February 26, 2026	$0.210	$2,615
February 27, 2026	February 27, 2026	March 30, 2026	0.210	2,615
March 31, 2026	March 31, 2026	April 29, 2026	0.210	2,616
April 30, 2026	April 30, 2026	May 28, 2026	0.210	2,607
May 29, 2026	May 29, 2026	June 29, 2026	0.210	2,607
June 30, 2026	June 30, 2026	July 30, 2026	0.210	2,608
Total				$15,668
For the six months ended June 30, 2025
January 31, 2025	January 31, 2025	February 27, 2025	$0.205	$2,548
March 26, 2025	March 26, 2025	March 28, 2025	0.205	2,550
March 31, 2025	March 31, 2025	April 29, 2025	0.205	2,551
April 23, 2025	April 30, 2025	May 29, 2025	0.205	2,551
May 22, 2025	May 30, 2025	June 27, 2025	0.205	2,551
June 25, 2025	June 30, 2025	July 30, 2025	0.205	2,551
Total				$15,302

	Class D
Date Declared	Record Date	Payment Date	Distribution Per Share (1)	Distribution Amount
For the six months ended June 30, 2026
January 30, 2026	January 30, 2026	February 26, 2026	$0.205	$1
February 27, 2026	February 27, 2026	March 30, 2026	0.205	1
March 31, 2026	March 31, 2026	April 29, 2026	0.205	1
April 30, 2026	April 30, 2026	May 28, 2026	0.205	1
May 29, 2026	May 29, 2026	June 29, 2026	0.205	1
June 30, 2026	June 30, 2026	July 30, 2026	0.205	1
Total				$6
For the six months ended June 30, 2025
May 22, 2025	May 30, 2025	June 27, 2025	$0.200	$1
June 25, 2025	June 30, 2025	July 30, 2025	0.200	1
Total				$2
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

The following tables present share repurchases completed under the share repurchase program during the six months ended June 30, 2026 and 2025:

Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
February 27, 2026	40,500	0.33%	$23.95	March 31, 2026	$970	—

Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
May 30, 2025	3,036	0.02%	$24.03	June 30, 2025	$73	—
(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amounts shown net of Early Repurchase Deductions, if any.
(3)
All repurchase requests were satisfied in full.

Borrowings

MS Credit Facility - On September 22, 2023, MS Credit Facility SPV (as defined in Note 6 - “Borrowings” in the Notes to the Consolidated Financial Statements), a wholly-owned financing subsidiary of the Company, as borrower, the Company, as transferor, and FEPC Fund Servicer, LLC, a wholly-owned subsidiary of the Company, as servicer, entered into the MS Credit Facility, as subsequently amended, which, as of June 30, 2026, allowed us to borrow up to $350.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2026 and December 31, 2025, we had outstanding debt under the MS Credit Facility of $253.1 million and $264.1 million, respectively. As of June 30, 2026 and December 31, 2025, subject to leverage and borrowing base restrictions, we had $96.9 million and $85.9 million, respectively, available for additional borrowings under the MS Credit Facility.

JPM Credit Facility - On April 9, 2025, JPM Credit Facility SPV (as defined in Note 6 - “Borrowings” in the Notes to the Consolidated Financial Statements), a wholly-owned financing subsidiary of the Company, as borrower, entered into the JPM Credit Facility (as defined in Note 6 - “Borrowings” in the Notes to the Consolidated Financial Statements), which, as of June 30, 2026, allowed us to borrow up to $100.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2026 and December 31, 2025, we had outstanding debt under the JPM Credit Facility of $25.5 million and $75.0 million, respectively. As of June 30, 2026 and December 31, 2025, subject to leverage and borrowing base restrictions, we had $74.5 million and $25.0 million, respectively, available for additional borrowings under the JPM Credit Facility.

For additional information on our debt obligations, refer to Note 6—“Borrowings” in the Notes to the Consolidated Financial Statements.

Commitments and Contingencies and Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we had outstanding commitments to fund revolving lines of credit or delayed draw investments with an aggregate principal amount of $68.7 million and $97.9 million, respectively.

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

Recent Developments

On July 23, 2026, the Company’s Board declared a distribution of $0.210 per Class I share and $0.205 per Class D share, which are payable on August 28, 2026 to shareholders of record as of July 31, 2026.

On August 12, 2026, Nancy Hawthorne retired from the Company and resigned from her positions as Trustee and Chair of the Board of the Company. Ms. Hawthorne's decision to retire and resign from her positions as Trustee and Chair of the Board was not due to a disagreement on any matter related to the Fund's operations, policies or practices. In connection with Ms. Hawthorne's retirement and resignation, the Board elected Patrick Coyne, an Independent Trustee of the Company, to the position of Chair of the Board.

On August 12, 2026, the Company’s Board appointed Laurence Paredes as Secretary of the Company following the resignation of William Karim from his Secretary and other positions with the Company.

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

Assuming that the Consolidated Statement of Assets and Liabilities as of June 30, 2026 was to remain constant and that we took no actions to alter our existing interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollar amounts in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$17,582	$(8,358)	$9,224
Up 200 basis points	11,977	(5,572)	6,405
Up 100 basis points	6,373	(2,786)	3,587
Down 100 basis points	(4,796)	2,786	(2,010)
Down 200 basis points	(10,148)	5,572	(4,576)
Down 300 basis points	(14,334)	8,358	(5,976)

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

(b) Management's Report on Internal Control Over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2026. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2026, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of June 30, 2026 was effective.

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

The following table presents share repurchases completed under the share repurchase program during the six months ended June 30, 2026:

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(c) of Regulation S-K.

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

First Eagle Private Credit Fund

Date: August 13, 2026	By:	/s/ David O’Connor
David O’Connor
Chief Executive Officer

Date: August 13, 2026	By:	/s/ Jennifer M. Wilson
Jennifer M. Wilson
Chief Financial Officer and Treasurer