Form 10-Q
period 2026-09-30
First Eagle Private Credit Fund
filed 2026-11-12
CIK 1890107

ratingcompapsc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding as of November 12, 2026 was 12,844,156 and 4,205 of Class I shares and Class D shares, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except as otherwise specified, references to the “Company,” “we,” “us,” and “our” refer to First Eagle Private Credit Fund and its consolidated subsidiaries; “FEIM” and “Adviser” refer to the First Eagle Investment Management, LLC, our investment adviser; and “FEAC,” “Subadviser,” and “Administrator” refer to First Eagle Alternative Credit, LLC, our investment sub-adviser (and, together with the Adviser, the “Advisers”) and administrator.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

First Eagle Private Credit Fund

Consolidated Statement of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost of: $530,407 and $569,177, respectively)	$526,497	$567,342
Cash and cash equivalents	38,491	73,325
Interest and dividends receivable	4,335	4,058
Deferred financing costs	1,895	2,499
Deferred offering costs	806	765
Receivable for investments sold or repaid	4,598	2,912
Prepaid expenses and other assets	86	65
Due from Adviser	155	854
Total assets	$576,863	$651,820

LIABILITIES
Credit facilities	263,600	339,100
Accrued interest and other borrowing costs	4,897	6,112
Payable for investments purchased	9,864	—
Distributions payable	2,610	2,616
Offering costs payable	97	161
Due to affiliates	96	53
Management fees payable	303	160
Accrued professional fees	682	832
Accrued administration expense	1,083	391
Accrued expenses and other liabilities	506	515
Income-based incentive fees payable	911	—
Total liabilities	$284,649	$349,940
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.001 (unlimited shares authorized, 12,431,434 and 12,457,767 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	$12	$12
Paid-in capital in excess of par value	299,161	300,427
Distributable earnings (accumulated losses)	(6,959)	1,441
Total net assets	$292,214	$301,880
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$292,115	$301,778
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	12,427,229	12,453,562
Net asset value per share	$23.51	$24.23
Class D Shares:
Net assets	$99	$102
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	4,205	4,205
Net asset value per share	$23.51	$24.23

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$13,811	$17,337	$41,300	$48,293
Dividend income	248	381	963	840
Other income	237	668	548	1,037
Total investment income	14,296	18,386	42,811	50,170
Expenses:
Interest expense	5,101	7,300	15,470	20,116
Base management fees	930	945	2,780	2,805
Income-based incentive fee	911	1,076	2,558	2,907
Administration expense	314	320	991	1,346
Trustees’ fees	102	123	361	379
Professional fees	327	423	1,203	1,053
Other general and administrative expenses	283	349	882	1,003
Amortization of continuous offering costs	332	719	1,086	2,497
Distribution and shareholder servicing fees (Class D) (1)	—	—	—	—
Total expenses before excise tax	8,300	11,255	25,331	32,106
Management fees waiver	—	(472)	—	(2,332)
Incentive fees waiver	—	(1,076)	—	(2,907)
Expense support	(606)	(1,175)	(2,260)	(4,029)
Net expenses before excise tax	7,694	8,532	23,071	22,838

Net investment income (loss) before excise tax	6,602	9,854	19,740	27,332
Excise tax expense	13	149	91	227
Net investment income (loss) after excise tax	6,589	9,705	19,649	27,105

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	(476)	(90)	(3,105)	(529)
Net realized gain (loss)	(476)	(90)	(3,105)	(529)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,845)	1,616	(2,075)	(2,218)
Net change in unrealized appreciation (depreciation)	(1,845)	1,616	(2,075)	(2,218)
Net realized and unrealized gain (loss)	(2,321)	1,526	(5,180)	(2,747)
Net increase (decrease) in net assets resulting from operations	$4,268	$11,231	$14,469	$24,358

Per share information - basic and diluted:
Class I Shares:
Earnings available to shareholders	$4,267	$11,227	$14,464	$24,352
Weighted average shares outstanding (basic and diluted)	12,420,896	12,442,954	12,430,192	12,444,193
Basic and diluted earnings per common share	$0.34	$0.90	$1.17	$1.96
Class D Shares:
Earnings available to shareholders	$1	$4	$5	$6
Weighted average shares outstanding (basic and diluted)	4,205	4,205	4,205	4,205
Basic and diluted earnings per common share	$0.33	$0.89	$1.13	$1.54
(1)
For the three and nine months ended September 30, 2026 and 2025, the Class D distribution and shareholder servicing fees were less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Changes in Net Assets (Unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2025	12,457,767	$12	$300,427	$1,441	$301,880
Issuance of common shares
Class I (1)	603	—	15	—	15
Total issuance of common shares	603	—	15	—	15
Repurchase of common shares, net of early repurchase deduction
Class I (1)	(40,500)	—	(970)	—	(970)
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	6,565	6,565
Net realized gain (loss)	—	—	—	(2,021)	(2,021)
Net change in unrealized appreciation (depreciation)	—	—	—	(237)	(237)
Net increase (decrease) in net assets resulting from operations	—	—	—	4,307	4,307
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	264	—	6	—	6
Distributions from distributable earnings (losses)
Class I	—	—	—	(7,846)	(7,846)
Class D	—	—	—	(3)	(3)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(262)	262	—
Total increase (decrease) for the period	(39,633)	—	(1,211)	(3,280)	(4,491)
Balance, March 31, 2026	12,418,134	$12	$299,216	$(1,839)	$297,389
Issuance of common shares
Class I (1)	3,766	—	90	—	90
Total issuance of common shares	3,766	—	90	—	90
Repurchase of common shares, net of early repurchase deduction
Class I	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	6,494	6,494
Net realized gain (loss)	—	—	—	(608)	(608)
Net change in unrealized appreciation (depreciation)	—	—	—	7	7
Net increase (decrease) in net assets resulting from operations	—	—	—	5,893	5,893
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	131	—	3	—	3
Distributions from distributable earnings (losses)
Class I	—	—	—	(7,822)	(7,822)
Class D	—	—	—	(3)	(3)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(176)	176	—
Total increase (decrease) for the period	3,897	—	(83)	(1,756)	(1,839)
Balance, June 30, 2026	12,422,031	$12	$299,133	$(3,595)	$295,550
Issuance of common shares
Class I (1)	9,267	—	220	—	220
Total issuance of common shares	9,267	—	220	—	220
Repurchase of common shares, net of early repurchase deduction
Class I	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	6,589	6,589
Net realized gain (loss)	—	—	—	(476)	(476)
Net change in unrealized appreciation (depreciation)	—	—	—	(1,845)	(1,845)
Net increase (decrease) in net assets resulting from operations	—	—	—	4,268	4,268
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	136	—	4	—	4
Distributions from distributable earnings (losses)
Class I	—	—	—	(7,825)	(7,825)
Class D	—	—	—	(3)	(3)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(196)	196	—
Total increase (decrease) for the period	9,403	—	28	(3,364)	(3,336)
Balance, September 30, 2026	12,431,434	$12	$299,161	$(6,959)	$292,214

First Eagle Private Credit Fund

Consolidated Statement of Changes in Net Assets (Unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2024	12,407,361	$12	$300,733	$(411)	$300,334
Issuance of shares
Class I (1)	37,241	—	901	—	901
Total issuance of common shares	37,241	—	901	—	901
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	8,582	8,582
Net realized gain (loss)	—	—	—	(539)	(539)
Net change in unrealized appreciation (depreciation)	—	—	—	(3,392)	(3,392)
Net increase (decrease) in net assets resulting from operations	—	—	—	4,651	4,651
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	111	—	3	—	3
Distributions from distributable earnings (losses)
Class I	—	—	—	(7,649)	(7,649)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(603)	603	—
Net increase (decrease) for the period	37,352	—	301	(2,395)	(2,094)
Balance, March 31, 2025	12,444,713	$12	$301,034	$(2,806)	$298,240
Issuance of shares
Class I (1)	561	—	13	—	13
Class D (1)	4,205	—	100	—	100
Total issuance of common shares	4,766	—	113	—	113
Repurchase of common shares, net of early repurchase deduction
Class I (1)	(3,036)	—	(73)	—	(73)
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	8,818	8,818
Net realized gain (loss)	—	—	—	100	100
Net change in unrealized appreciation (depreciation)	—	—	—	(442)	(442)
Net increase (decrease) in net assets resulting from operations	—	—	—	8,476	8,476
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	116	—	3	—	3
Distributions from distributable earnings (losses)
Class I	—	—	—	(7,653)	(7,653)
Class D	—	—	—	(2)	(2)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(84)	84	—
Total increase (decrease) for the period	1,846	—	(41)	905	864
Balance, June 30, 2025	12,446,559	$12	$300,993	$(1,901)	$299,104
Issuance of shares
Class I (1)	844	—	21	—	21
Total issuance of common shares	844	—	21	—	21
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	9,705	9,705
Net realized gain (loss)	—	—	—	(90)	(90)
Net change in unrealized appreciation (depreciation)	—	—	—	1,616	1,616
Net increase (decrease) in net assets resulting from operations	—	—	—	11,231	11,231
Distributions to shareholders:
Shares issued in connection with dividend reinvestment plan
Class I (1)	119	—	3	—	3
Distributions from distributable earnings (losses)
Class I	—	—	—	(7,839)	(7,839)
Class D	—	—	—	(3)	(3)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(438)	438	—
Total increase (decrease) for the period	963	—	(414)	3,827	3,413
Balance, September 30, 2025	12,447,522	$12	$300,579	$1,926	$302,517
(1)
Par Value is less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Statement of Cash Flows (Unaudited)

(in thousands, except shares)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$14,469	$24,358
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Payment-in-kind interest capitalized	(77)	(194)
Net accretion of discount and amortization of premium	(1,730)	(1,731)
Proceeds from sale of investments and principal repayments	131,275	254,479
Purchases of investments	(85,625)	(306,044)
Net realized (gains) losses on investments	3,105	529
Net change in unrealized (appreciation) depreciation on investments	2,075	2,218
Amortization of deferred financing costs	604	559
Amortization of continuous offering costs	1,086	2,497
Changes in operating assets and liabilities:
Interest and dividends receivable	(277)	(908)
Prepaid expenses and other assets	(21)	(69)
Due to affiliates	43	(16)
Due from adviser	699	(1,444)
Accrued administration expense	692	(10)
Income-based incentive fees payable	911	—
Management fees payable	143	154
Accrued professional fees	(150)	79
Accrued expenses and other liabilities	(979)	(281)
Accrued interest and other borrowing costs	(1,215)	1,648
Net cash provided by (used in) operating activities	65,028	(24,176)
Cash flow from financing activities
Proceeds from issuance of shares	325	1,035
Borrowings under credit facilities	11,800	201,900
Debt repayments	(87,300)	(123,500)
Distributions paid	(23,495)	(23,071)
Deferred financing costs paid	—	(978)
Deferred offering costs paid	(1,192)	(1,892)
Net cash provided by (used in) financing activities	(99,862)	53,494
Net increase (decrease) in cash and cash equivalents	(34,834)	29,318
Cash and cash equivalents, beginning of period	73,325	21,319
Cash and cash equivalents, end of period	$38,491	$50,637
Supplemental disclosure of cash flow information and non-cash financing activities
Interest paid during the period	$16,081	$17,909
Distributions payable	$2,610	$2,614
Accrued but unpaid offering costs	$97	$148
Reinvestment of distributions	$13	$9
Excise taxes paid	$289	$72

The accompanying notes are an integral part of these consolidated financial statements.

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Amentum Holdings, Inc.	(10)(11)	United States	S + 1.75%	0.00%	5.65%	9/29/2031	1,477	$1,477	$1,477	0.50%
Bleriot US Bidco Inc.	(10)	United States	S + 2.25%	0.00%	6.32%	10/31/2030	1,990	1,985	1,992	0.68
Karman Holdings Inc.	(10)(11)	United States	S + 2.25%	0.00%	6.32%	4/1/2032	1,975	1,967	1,976	0.68
VSE Corp.	(10)(11)	United States	S + 2.00%	0.00%	5.90%	5/5/2033	1,995	1,990	2,006	0.69
								7,419	7,451	2.55
Air Freight & Logistics
Air Buyer Inc.	(8)(9)	United States	S + 5.50%	1.00%	9.25%	7/23/2030	5,083	5,038	4,168	1.43
Air Buyer Inc. (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.26%	7/23/2030	348	344	255	0.09
Rand Parent LLC		United States	S + 3.00%	0.00%	7.07%	3/17/2030	1,496	1,493	1,502	0.51
								6,875	5,925	2.03
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(9)	United States	S + 4.50%	1.00%	8.40%	12/19/2027	8,255	8,255	8,255	2.83
Enthusiast Auto Holdings, LLC (Revolver)	(7)(8)	United States	S + 4.50%	1.00%	0.38%	12/19/2027	—	—	—	—
Owl Vans, LLC	(8)(9)	United States	S + 5.25%	1.00%	9.15%	12/31/2030	3,056	3,026	3,011	1.03
Owl Vans, LLC (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	9.15%	12/31/2030	312	301	294	0.10
								11,582	11,560	3.96
Building Products
Groundworks Operations, LLC	(10)	United States	S + 3.50%	2.00%	7.40%	3/14/2031	1,711	1,714	1,714	0.58
The Mulch & Soil Company, LLC	(8)(9)	United States	S + 6.50%	1.00%	10.40%	5/1/2028	5,811	5,769	5,811	1.99
The Mulch & Soil Company, LLC (Revolver)	(7)(8)	United States	S + 6.50%	1.00%	10.40%	5/1/2028	432	428	432	0.15
								7,911	7,957	2.72
Capital Markets
Apella Capital, LLC	(8)(9)(11)	United States	S + 5.50%	1.00%	9.34%	3/1/2029	1,238	1,226	1,238	0.42
Apella Capital, LLC	(8)(9)(11)	United States	S + 5.50%	1.00%	9.34%	3/1/2029	580	573	580	0.20
Apella Capital, LLC	(8)(9)(11)	United States	S + 5.50%	1.00%	9.57%	3/1/2029	981	968	981	0.34
Apella Capital, LLC (Delayed Draw)	(8)(9)(11)	United States	S + 5.50%	1.00%	9.27%	3/1/2029	245	242	245	0.08
Apella Capital, LLC (Delayed Draw)	(8)(9)(11)	United States	S + 5.50%	1.00%	9.25%	3/1/2029	291	289	291	0.10
Apella Capital, LLC (Delayed Draw)	(8)(9)(11)	United States	S + 5.50%	1.00%	9.33%	3/1/2029	983	978	983	0.34
Apella Capital, LLC (Delayed Draw)	(8)(9)(11)	United States	S + 5.50%	1.00%	9.32%	3/1/2029	1,477	1,468	1,477	0.50
Apella Capital, LLC (Revolver)	(7)(8)(11)	United States	S + 5.75%	1.00%	0.50%	3/1/2029	—	(3)	—	—
								5,741	5,795	1.98

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Chemicals
Highline Aftermarket Acquisition, LLC	(10)	United States	S + 3.50%	0.00%	7.23%	2/19/2030	1,965	1,962	1,973	0.68
								1,962	1,973	0.68
Commercial Services & Supplies
360 Partners, LLC	(8)(9)	United States	S + 4.75%	1.00%	8.51%	8/7/2031	5,854	5,799	5,766	1.97
360 Partners, LLC (Delayed Draw)	(7)(8)	United States	S + 4.50%	1.00%	1.00%	8/7/2031	—	(16)	(76)	(0.03)
360 Partners, LLC (Revolver)	(7)(8)	United States	S + 4.75%	0.00%	8.51%	8/7/2031	1,481	1,455	1,438	0.49
Asplundh Tree Expert, LLC	(10)	United States	S + 1.75%	0.00%	5.65%	5/30/2033	972	972	972	0.33
BCPE Lightning Buyer Inc	(12)	United States	S + 2.75%	0.00%	0.00%	9/12/2033	407	405	408	0.14
BCPE Lightning Buyer Inc (Delayed Draw)	(7)(12)	United States	S + 2.75%	0.00%	0.00%	9/12/2033	—	—	—	—
Catawba Nation Gaming Authority	(10)	United States	S + 4.75%	0.00%	8.57%	3/29/2032	2,500	2,491	2,524	0.86
CI (MG) Group, LLC	(8)(9)	United States	S + 5.50%	1.00%	9.57%	3/27/2030	9,652	9,541	9,652	3.30
CI (MG) Group, LLC (Delayed Draw)	(7)(8)(9)	United States	S + 5.50%	1.00%	9.53%	3/27/2030	3,032	3,009	3,032	1.04
CI (MG) Group, LLC (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.76%	3/27/2030	167	156	167	0.06
EnergySolutions Holdco Inc	(12)	United States	S + 2.75%	0.00%	0.00%	7/22/2033	2,000	1,995	2,005	0.69
GFL Environmental Services Inc.	(10)	United States	S + 2.50%	0.00%	6.33%	3/3/2032	1,990	1,990	1,994	0.68
LSF12 Crown US Commercial Bidco, LLC	(10)	United States	S + 2.50%	0.00%	6.40%	12/2/2031	1,713	1,697	1,718	0.59
McHale & McHale Landscape Design, LLC	(8)(9)	United States	S + 5.25%	1.00%	8.54%	7/16/2031	8,464	8,384	8,464	2.90
McHale & McHale Landscape Design, LLC (Delayed Draw)	(8)(9)	United States	S + 4.75%	1.00%	8.57%	7/16/2031	4,264	4,252	4,264	1.46
McHale & McHale Landscape Design, LLC (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	0.50%	7/16/2031	—	(13)	—	—
Prime Security Services Borrower, LLC	(10)	United States	S + 2.00%	0.00%	5.92%	10/13/2030	1,989	1,984	1,987	0.68
SR Landscaping, LLC	(8)(9)	United States	S + 6.35%	1.00%	10.25%	10/30/2029	5,282	5,235	3,698	1.27
SR Landscaping, LLC (Delayed Draw)	(8)(9)	United States	S + 6.25%	1.00%	10.25%	10/30/2029	1,755	1,750	1,228	0.42
SR Landscaping, LLC (Delayed Draw)	(8)(9)	United States	S + 6.35%	1.00%	10.25%	10/30/2029	841	835	589	0.20
SR Landscaping, LLC (Revolver)	(8)	United States	S + 6.35%	1.00%	10.25%	10/30/2029	890	883	623	0.21
SuperHero Fire Protection, LLC	(8)(9)	United States	S + 5.50%	1.00%	9.57%	12/31/2029	16,188	16,045	16,188	5.54
SuperHero Fire Protection, LLC (Revolver)	(7)(8)(9)	United States	S + 5.65%	1.00%	9.72%	12/31/2029	1,125	1,112	1,125	0.38
Waste Resource Management, Inc.	(8)(9)	United States	S + 5.75%	1.00%	9.65%	12/28/2029	5,487	5,436	5,487	1.88
Waste Resource Management, Inc.	(8)(9)	United States	S + 5.75%	1.00%	9.65%	12/28/2029	1,405	1,389	1,405	0.48
Waste Resource Management, Inc. (Delayed Draw)	(8)(9)	United States	S + 5.75%	1.00%	9.65%	12/28/2029	2,036	2,030	2,036	0.70
Waste Resource Management, Inc. (Delayed Draw)	(8)(9)	United States	S + 5.75%	1.00%	9.65%	12/28/2029	4,854	4,836	4,854	1.66
Waste Resource Management, Inc. (Revolver)	(7)(8)	United States	S + 5.75%	1.00%	9.65%	12/28/2029	455	448	455	0.16
								84,100	82,003	28.06

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Construction & Engineering
Air Conditioning Specialist, Inc.	(8)(9)	United States	S + 5.50%	1.00%	9.22%	11/19/2029	4,935	4,895	4,935	1.69
Air Conditioning Specialist, Inc. (Delayed Draw)	(8)(9)	United States	S + 5.50%	1.00%	9.26%	11/19/2029	3,606	3,570	3,606	1.23
Air Conditioning Specialist, Inc. (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.27%	11/19/2029	452	444	452	0.15
APi Group DE, Inc.	(10)	United States	S + 1.75%	0.00%	5.65%	5/16/2033	1,990	1,990	1,993	0.68
APS Acquisition Holdings, LLC	(8)(9)	United States	S + 5.75%	1.00%	9.82%	7/11/2029	7,939	7,865	7,780	2.66
APS Acquisition Holdings, LLC (Delayed Draw)	(8)(9)	United States	S + 5.75%	1.00%	9.82%	7/11/2029	2,866	2,858	2,809	0.96
APS Acquisition Holdings, LLC (Revolver)	(7)(8)	United States	S + 5.75%	1.00%	9.51%	7/11/2029	522	508	488	0.17
R.L. James, Inc.	(8)(9)	United States	S + 5.75%	0.00%	9.59%	12/15/2028	1,529	1,514	1,529	0.52
R.L. James, Inc.	(8)(9)	United States	S + 5.75%	1.00%	9.65%	12/15/2028	2,238	2,216	2,238	0.77
R.L. James, Inc.	(8)(9)	United States	S + 5.75%	1.00%	9.51%	12/15/2028	740	731	740	0.25
R.L. James, Inc. (Delayed Draw)	(8)(9)	United States	S + 5.75%	1.00%	9.51%	12/15/2028	2,119	2,101	2,119	0.73
R.L. James, Inc. (Revolver)	(7)(8)	United States	S + 5.75%	1.00%	9.58%	12/15/2028	396	387	396	0.14
Tri Scapes, LLC	(8)(9)	United States	S + 5.25%	1.00%	9.32%	7/12/2030	4,878	4,828	4,829	1.65
Tri Scapes, LLC (Delayed Draw)	(8)(9)	United States	S + 5.25%	1.00%	9.32%	7/12/2030	2,348	2,325	2,324	0.80
Tri Scapes, LLC (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	9.32%	7/12/2030	871	860	859	0.29
								37,092	37,097	12.69
Consumer Staples Distribution & Retail
Blazing Star Parent, LLC	(8)(9)	United States	S + 7.00%	1.00%	10.76%	8/28/2030	13,260	13,094	13,260	4.54
National Convenience Distributors, LLC	(8)(9)	United States	S + 6.75%	1.00%	10.64%	8/9/2028	8,471	8,361	8,471	2.90
National Convenience Distributors, LLC (Delayed Draw)	(8)(9)	United States	S + 6.75%	0.00%	10.64%	8/9/2028	1,008	995	1,008	0.34
								22,450	22,739	7.78
Containers & Packaging
R-Pac International Corp	(8)(9)	United States	S + 5.25%	0.00%	9.09%	12/31/2030	1,921	1,929	1,921	0.66
								1,929	1,921	0.66
Diversified Consumer Services
LaserAway Intermediate Holdings II, LLC	(8)(9)	United States	S + 6.01%	0.75%	9.74%	10/14/2027	1,479	1,474	1,479	0.51
Mammoth Holdings, LLC	(8)(9)	United States	S + 6.00%	1.00%	10.07%	11/15/2030	5,128	5,057	4,820	1.65
Mammoth Holdings, LLC (Delayed Draw)	(8)(9)	United States	S + 6.00%	1.00%	10.07%	11/15/2030	1,289	1,271	1,212	0.41
Mammoth Holdings, LLC (Revolver)	(7)(8)	United States	S + 6.00%	1.00%	10.08%	11/15/2029	135	128	96	0.03
Streetmasters Intermediate, Inc	(8)(9)	United States	S + 5.50%	1.00%	9.40%	4/1/2030	12,280	12,161	12,218	4.18
Streetmasters Intermediate, Inc (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.40%	4/1/2030	385	370	377	0.13
								20,461	20,202	6.91
Electric Utilities
Alpha Generation, LLC	(10)	United States	S + 1.75%	0.00%	5.65%	9/30/2031	2,287	2,291	2,276	0.78
NRG Energy Inc	(10)(11)	United States	S + 1.75%	0.00%	5.65%	4/28/2033	1,990	1,990	1,989	0.68
								4,281	4,265	1.46

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Electrical Equipment
EiKO Global, LLC (Revolver)	(7)(8)(9)	United States	S + 6.50%	0.00%	10.57%	9/3/2030	3,698	3,597	3,698	1.27
								3,597	3,698	1.27
Entertainment
Discovery Global Holdings		United States	S + 2.50%	0.00%	6.19%	6/3/2033	1,471	1,468	1,472	0.51
Liberty Media Corporation	(11)(12)	Europe	S + 1.75%	0.00%	0.00%	9/30/2031	2,000	2,000	2,001	0.68
								3,468	3,473	1.19
Financial Services
Allwyn Entertainment Financing US LLC		United States	S + 2.50%	0.00%	6.32%	1/18/2033	1,493	1,469	1,462	0.50
Pioneer Opco LLC	(10)	United States	S + 3.25%	0.00%	7.15%	5/15/2033	2,000	1,990	2,007	0.69
PRGX Global, Inc	(8)(9)	United States	S + 5.50%	1.00%	9.60%	12/20/2030	4,407	4,373	4,307	1.47
PRGX Global, Inc (Delayed Draw)	(7)(8)	United States	S + 5.50%	1.00%	1.00%	12/20/2030	—	(2)	(13)	—
Sagebrush Buyer, LLC	(8)(9)	United States	S + 4.75%	1.00%	8.65%	7/1/2030	9,148	9,049	9,148	3.13
Sagebrush Buyer, LLC (Revolver)	(7)(8)	United States	S + 4.75%	1.00%	0.50%	7/1/2030	—	(12)	—	—
								16,867	16,911	5.79
Food Products
Aspire Bakeries Holdings LLC	(8)(10)	United States	S + 3.00%	0.00%	6.86%	12/23/2030	1,980	1,974	1,985	0.68
Pegasus BidCo B.V.	(10)(11)	Europe	S + 2.50%	0.00%	6.24%	7/12/2032	2,993	2,993	2,999	1.03
Vitamin Well	(11)(12)	Europe	S + 3.50%	0.00%	0.00%	7/22/2033	1,500	1,485	1,489	0.51
								6,452	6,473	2.22
Ground Transportation
First Student Bidco Inc.	(10)(12)	United States	S + 2.25%	0.00%	6.32%	8/15/2030	1,686	1,684	1,687	0.58
								1,684	1,687	0.58
Health Care Equipment & Supplies
Gateway Nam Acquisition, LLC	(8)	United States	S + 5.00%	0.00%	9.02%	9/22/2032	1,934	1,916	1,916	0.65
Gateway Nam Acquisition, LLC (Delayed Draw)	(7)(8)	United States	S + 5.00%	0.00%	1.00%	9/22/2032	—	(4)	(4)	—
Gateway Nam Acquisition, LLC (Revolver)	(7)(8)	United States	S + 5.00%	0.00%	9.02%	9/22/2032	98	95	95	0.03
Prescott's Inc.	(8)(9)	United States	S + 5.00%	1.00%	9.07%	12/30/2030	4,990	4,947	4,965	1.70
Prescott's Inc. (Delayed Draw)	(7)(8)	United States	S + 5.00%	1.00%	9.07%	12/30/2030	1,479	1,469	1,461	0.50
Prescott's Inc. (Revolver)	(7)(8)	United States	S + 5.00%	1.00%	0.50%	12/30/2030	—	(7)	(4)	—
								8,416	8,429	2.88

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
Advanced Medical Management, LLC	(8)(9)	United States	S + 6.25%	1.00%	9.98%	6/18/2028	748	738	748	0.26
BCDI Rodeo Dental Buyer, LLC	(8)(9)	United States	S + 5.50%	0.00%	9.25%	5/31/2030	2,041	2,019	2,041	0.70
BCDI Rodeo Dental Buyer, LLC (Revolver)	(7)(8)	United States	S + 5.65%	1.00%	9.49%	5/31/2030	340	322	340	0.12
CHG Healthcare Services, Inc.	(10)	United States	S + 3.00%	0.00%	6.82%	9/29/2031	995	993	994	0.34
Community Based Care Acquisition, Inc. (Delayed Draw)	(8)(9)	United States	S + 5.35%	1.00%	9.42%	9/16/2027	3,696	3,674	3,696	1.26
Elevate HD Parent, Inc.	(8)(9)	United States	S + 5.00%	1.00%	8.90%	8/20/2029	970	960	970	0.33
Elevate HD Parent, Inc. (Delayed Draw)	(8)	United States	S + 5.00%	1.00%	8.90%	8/20/2029	23	23	23	0.01
Elevate HD Parent, Inc. (Delayed Draw)	(8)(9)	United States	S + 5.00%	1.00%	8.90%	8/20/2029	529	527	529	0.18
Elevate HD Parent, Inc. (Revolver)	(7)(8)	United States	S + 5.00%	1.00%	8.90%	8/20/2029	53	51	53	0.02
Endo1 Partners, LLC	(8)(9)	United States	S + 7.14% (incl. 0.38% PIK)	2.00%	11.04%	5/23/2030	7,810	7,678	7,771	2.66
Endo1 Partners, LLC	(8)(9)	United States	S + 7.14% (incl. 0.38% PIK)	2.00%	11.04%	5/23/2030	2,069	2,044	2,064	0.71
Endo1 Partners, LLC (Revolver)	(7)(8)(9)	United States	S + 4.38% (incl. 0.38% PIK)	1.00%	7.90%	5/23/2030	788	773	786	0.27
Houseworks Holdings	(8)(9)	United States	S + 5.50%	1.00%	9.26%	12/15/2028	2,473	2,463	2,436	0.83
Houseworks Holdings	(8)(9)	United States	S + 5.50%	1.00%	9.26%	12/15/2028	1,079	1,068	1,063	0.36
Houseworks Holdings (Delayed Draw)	(8)(9)	United States	S + 5.50%	1.00%	9.26%	12/15/2028	314	311	309	0.11
Houseworks Holdings (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.26%	12/15/2028	122	122	119	0.04
In Vitro Sciences, LLC	(8)(9)	United States	S + 6.11%	1.00%	10.02%	2/28/2029	7,555	7,491	7,442	2.55
In Vitro Sciences, LLC (Delayed Draw)	(8)	United States	S + 6.11%	1.00%	10.02%	2/28/2029	1,883	1,879	1,855	0.63
In Vitro Sciences, LLC (Revolver)	(7)(8)	United States	S + 6.26%	1.00%	10.08%	2/28/2029	227	223	219	0.07
Medrina, LLC	(8)(9)	United States	S + 6.00%	1.00%	9.66%	10/20/2029	7,156	7,081	7,156	2.45
Medrina, LLC (Delayed Draw)	(8)(9)	United States	S + 6.00%	1.00%	9.84%	10/20/2029	1,265	1,261	1,265	0.43
Medrina, LLC (Revolver)	(7)(8)	United States	S + 6.00%	1.00%	0.50%	10/20/2029	—	(11)	—	—
Monarch Behavioral Therapy, LLC	(8)(9)	United States	S + 5.00%	1.00%	8.90%	6/6/2030	8,979	8,885	8,889	3.04
Monarch Behavioral Therapy, LLC (Delayed Draw)	(7)(8)(9)	United States	S + 5.00%	1.00%	8.90%	6/6/2030	1,378	1,372	1,361	0.47
Monarch Behavioral Therapy, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	1.00%	8.90%	6/6/2030	947	937	936	0.32
Ovation Healthcare LLC	(8)(9)	United States	S + 5.40%	1.00%	9.22%	5/26/2028	1,606	1,599	1,606	0.55
Ovation Healthcare LLC (Delayed Draw)	(8)(9)	United States	S + 5.40%	1.00%	9.22%	5/26/2028	750	747	750	0.26
Ovation Healthcare LLC (Revolver)	(7)(8)	United States	S + 5.40%	1.00%	9.67%	5/28/2027	—	(12)	—	—
								55,218	55,421	18.97

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Health Care Technology
Advantmed Buyer Inc	(8)(9)	United States	S + 4.50%	1.00%	8.57%	2/14/2031	11,429	11,316	11,315	3.87
Advantmed Buyer Inc (Delayed Draw)	(8)(9)	United States	S + 4.50%	1.00%	8.57%	2/14/2031	1,617	1,612	1,601	0.55
Advantmed Buyer Inc (Revolver)	(7)(8)	United States	S + 4.50%	1.00%	0.50%	2/14/2031	—	(21)	(22)	(0.01)
Greenway Health, LLC	(8)(9)	United States	S + 6.75%	0.00%	10.60%	4/1/2029	9,514	9,356	9,514	3.26
Hansei Solutions, LLC	(8)(9)	United States	S + 6.50%	1.00%	10.34%	1/8/2029	5,504	5,454	5,421	1.86
Hansei Solutions, LLC (Delayed Draw)	(8)(9)	United States	S + 6.50%	1.00%	10.32%	1/8/2029	2,055	2,047	2,024	0.69
Hansei Solutions, LLC (Revolver)	(7)(8)	United States	S + 6.50%	1.00%	10.32%	1/8/2029	518	510	502	0.17
Visante Acquisition, LLC	(8)(9)	United States	S + 5.50%	1.00%	9.32%	1/31/2030	8,249	8,178	8,249	2.82
Visante Acquisition, LLC (Revolver)	(7)(8)	United States	S + 5.75%	1.00%	0.50%	1/31/2030	—	(8)	—	—
								38,444	38,604	13.21
Household Durables
Thornton Carpet, LLC	(8)(9)	United States	S + 4.75%	1.00%	8.65%	5/15/2031	5,459	5,408	5,432	1.85
Thornton Carpet, LLC (Revolver)	(7)(8)	United States	S + 4.75%	1.00%	0.50%	5/15/2031	—	(24)	(14)	—
								5,384	5,418	1.85
Insurance
OEG Borrower, LLC	(10)	United States	S + 3.50%	0.00%	7.48%	6/30/2031	1,970	1,967	1,985	0.68
The Mutual Group, LLC	(8)(9)	United States	S + 5.75%	1.00%	9.82%	1/31/2030	9,497	9,411	9,497	3.25
The Mutual Group, LLC (Revolver)	(7)(8)	United States	S + 5.75%	1.00%	0.50%	1/31/2030	—	(6)	—	—
Tricor, LLC	(8)(9)	United States	S + 5.35%	1.00%	9.25%	8/8/2031	6,146	6,096	6,146	2.10
Tricor, LLC (Delayed Draw)	(7)(8)	United States	S + 5.35%	0.00%	9.25%	8/8/2031	5,386	5,356	5,386	1.84
Tricor, LLC (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	0.50%	8/8/2031	—	(8)	—	—
XPT Partners, LLC	(8)(9)	United States	S + 5.00%	1.00%	8.88%	9/13/2028	5,038	4,996	5,038	1.73
XPT Partners, LLC (Delayed Draw)	(8)(9)	United States	S + 5.25%	1.00%	9.25%	9/13/2028	1,197	1,191	1,197	0.41
XPT Partners, LLC (Revolver)	(7)(8)	United States	S + 5.00%	1.00%	8.96%	9/13/2028	198	196	198	0.07
								29,199	29,447	10.08
Interactive Media & Services
Case Works, LLC	(8)(9)	United States	S + 5.25%	1.00%	9.32%	10/1/2029	4,951	4,908	4,505	1.54
Case Works, LLC (Delayed Draw)	(8)(9)	United States	S + 5.25%	1.00%	9.32%	10/1/2029	743	741	676	0.23
Case Works, LLC (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	9.32%	10/1/2029	456	451	401	0.14
								6,100	5,582	1.91
IT Services
Argano, LLC	(8)(9)	United States	S + 5.50%	1.00%	9.40%	9/13/2029	11,430	11,297	11,430	3.91
Argano, LLC (Delayed Draw)	(8)(9)	United States	S + 5.50%	1.00%	9.40%	9/13/2029	5,008	4,972	5,008	1.71
Argano, LLC (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	0.50%	9/13/2029	—	(4)	—	—
Asurion, LLC	(10)	United States	S + 4.10%	0.00%	7.92%	8/19/2028	4,160	4,159	4,159	1.43
								20,424	20,597	7.05
Life Sciences Tools & Services
Boston Clinical Trials LLC	(8)(9)	United States	S + 4.90%	0.00%	8.97%	12/20/2027	4,311	4,280	4,311	1.48
								4,280	4,311	1.48
Machinery
BCP VI Summit Holdings LP	(10)	United States	S + 2.75%	0.00%	6.67%	1/30/2032	1,985	1,977	1,995	0.68
								1,977	1,995	0.68

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Media
ABG Intermediate Holdings 2 LLC	(12)	United States	S + 2.00%	0.00%	0.00%	9/22/2033	2,000	1,985	1,988	0.68
TKO Worldwide Holdings, LLC	(12)	United States	S + 1.75%	0.00%	0.00%	11/21/2031	1,995	1,994	1,994	0.68
WH Borrower, LLC	(10)	United States	S + 4.25%	0.00%	8.20%	2/20/2032	1,980	1,973	1,991	0.68
								5,952	5,973	2.04
Metals & Mining
Minerals Technologies Inc.	(10)(11)	United States	S + 2.00%	0.00%	5.90%	11/26/2031	1,965	1,974	1,969	0.67
								1,974	1,969	0.67
Multi-Utilities
Violet Utility Buyer, LLC	(8)(9)	United States	S + 5.00%	1.00%	8.82%	7/24/2031	15,002	14,860	14,777	5.06
Violet Utility Buyer, LLC (Revolver)	(7)(8)(9)	United States	S + 5.00%	0.00%	8.89%	7/24/2031	2,043	2,013	1,994	0.68
								16,873	16,771	5.74
Oil, Gas & Consumable Fuels
Delek US Holdings, Inc.	(10)(11)	United States	S + 3.00%	0.00%	6.90%	5/17/2032	1,995	1,995	2,001	0.69
Third Coast Infrastructure, LLC	(10)	United States	S + 3.25%	0.00%	7.15%	9/25/2030	988	987	995	0.34
								2,982	2,996	1.03
Pharmaceuticals
Nephron Pharmaceuticals, LLC	(8)(9)	United States	P + 4.00%	3.25%	9.75%	12/30/2027	1,763	1,755	1,763	0.60
Nephron Pharmaceuticals, LLC	(8)(9)	United States	P + 9.20%	3.25%	14.95%	12/30/2027	5,997	5,955	5,637	1.93
Syner-G Intermediate Holdings, LLC	(8)(9)	United States	S + 5.25%	1.00%	9.32%	9/17/2030	10,197	10,116	9,687	3.31
Syner-G Intermediate Holdings, LLC (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	9.32%	9/17/2030	172	164	115	0.04
								17,990	17,202	5.88
Professional Services
Eisner Advisory Group LLC	(10)	United States	S + 4.00%	0.50%	7.90%	2/28/2031	1,448	1,457	1,447	0.50
Harbour Benefit Holdings, Inc.	(8)(9)	United States	S + 5.50%	1.00%	9.57%	7/11/2029	9,800	9,707	9,800	3.35
Harbour Benefit Holdings, Inc. (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	5.50%	7/11/2029	628	618	628	0.21
HFW Companies, LLC	(8)(9)	United States	S + 5.00%	1.00%	8.75%	5/1/2031	8,777	8,697	8,645	2.96
HFW Companies, LLC (Delayed Draw)	(7)(8)(9)	United States	S + 5.00%	1.00%	8.90%	5/1/2031	3,912	3,891	3,807	1.30
HFW Companies, LLC (Revolver)	(7)(8)	United States	S + 5.00%	1.00%	8.89%	5/1/2031	331	322	316	0.11
Schola Group Acquisition, Inc.	(8)(9)	United States	S + 4.75%	1.00%	8.49%	4/9/2031	5,408	5,360	5,408	1.85
Schola Group Acquisition, Inc. (Delayed Draw)	(7)(8)(9)	United States	S + 4.75%	0.00%	8.64%	4/9/2031	2,660	2,647	2,660	0.91
Schola Group Acquisition, Inc. (Revolver)	(7)(8)	United States	S + 4.75%	0.00%	0.50%	4/9/2031	—	(10)	—	—
Strategy Corps, LLC	(8)(9)	United States	S + 5.50%	1.00%	9.40%	6/28/2030	6,201	6,143	6,108	2.09
Strategy Corps, LLC (Revolver)	(7)(8)	United States	S + 5.50%	1.00%	9.40%	6/28/2030	404	391	379	0.13
								39,223	39,198	13.41

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Maturity Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Software
CDK Global, Inc.		United States	S + 3.25%	0.00%	7.32%	7/6/2029	990	987	530	0.18
Irving Parent, Corp.	(8)(9)	United States	S + 5.25%	1.00%	9.32%	3/11/2031	16,424	16,224	16,095	5.51
Irving Parent, Corp. (Revolver)	(7)(8)	United States	S + 5.25%	1.00%	9.27%	3/11/2031	715	688	667	0.23
								17,899	17,292	5.92
Specialty Retail
BW Gas & Convenience Holdings, LLC	(10)	United States	S + 3.61%	0.50%	7.52%	3/31/2028	1,933	1,933	1,943	0.67
Penney Holdings LLC	(8)(9)	United States	S + 8.13%	2.50%	12.04%	9/20/2030	5,000	4,895	5,000	1.71
								6,828	6,943	2.38
Trading Companies & Distributors
DXP Enterprises, Inc.	(10)(11)	United States	S + 3.25%	0.00%	7.15%	10/11/2030	1,455	1,449	1,466	0.50
Harrington Process Solutions		United States	S + 4.00%	0.00%	7.91%	7/5/2033	1,357	1,350	1,365	0.47
Harrington Process Solutions (Delayed Draw)	(7)	United States	S + 4.00%	0.00%	1.00%	7/5/2033	—	—	1	—
Verde Purchaser, LLC	(10)	United States	S + 4.00%	0.00%	8.07%	11/30/2030	1,957	1,951	1,945	0.66
White Cap Supply Holdings, LLC	(10)	United States	S + 3.25%	0.00%	7.15%	10/19/2029	1,958	1,950	1,950	0.67
								6,700	6,727	2.30
Total First Lien Debt								$529,734	$526,005	180.01%

Second Lien Debt
Pharmaceuticals
Alvogen Pharma US, Inc.	(8)(13)	United States	S + 10.50% (incl. 8.00% PIK)	0.00%	14.57%	3/1/2029	884	650	491	0.17
								650	491	0.17

Investments (1)(2)(3)	Footnotes	Region	Reference Rate and Spread	Interest Rate Floor	Interest Rate (4)	Expiration Date	Principal (5)	Amortized Cost (6)	Fair Value	Percentage of Net Assets
Warrant
Specialty Retail
Xcel Brands, Inc. (5,750 warrants)	(8)	United States				12/12/2034	—	23	1	—
								23	1	—
Common Stock
Pharmaceuticals
WHF Equity Consideration LLC (11 shares)	(8)	United States					—	—	—	—
								—	—	—
Total Investments - non-controlled/non-affiliated								$530,407	$526,497	180.18%

First Eagle Private Credit Fund

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2026

(in thousands, except shares)

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
(4)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to SOFR (denoted as “S”) or Prime (denoted as “P”) which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2026. For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at September 30, 2026. Variable rate loans typically include an interest reference rate floor feature, which the Company has indicated if applicable.
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
(9)
These debt investments were pledged as collateral under the Company’s MS Credit Facility as of September 30, 2026 (refer to Note 6 - “Borrowings”).
(10)
These debt investments were pledged as collateral under the Company’s JPM Credit Facility as of September 30, 2026 (refer to Note 6 - “Borrowings”).
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, non-qualifying assets represented approximately 4.4% of the total assets of the Company.
(12)
All or a portion of this position has not yet settled as of September 30, 2026. The Company will not accrue interest until the settlement date at which point SOFR will be established.
(13)
Loan was on non-accrual status as of September 30, 2026.

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

Certain prior period information has been reclassified to conform to the current period presentation.

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

Restructured and amended debt investments whose present value of remaining cash flows changes by more than 10% are treated as an extinguishment of debt, with the original derecognized and the new debt recorded at fair value.

Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any, and including the fair value of new debt received in a restructure) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Realized gains or losses are recorded within net realized gain (loss) on the Consolidated Statement of Operations.

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

During the three and nine months ended September 30, 2026, the Company had $13,811 and $41,300, respectively, of interest income.

During the three and nine months ended September 30, 2025, the Company had $17,337 and $48,293, respectively, of interest income.

PIK Income

The Company may have investments in its portfolio which contain a contractual paid-in-kind (“PIK”), interest provision. PIK interest is computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment, and is recorded as income. The Company will cease accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect amounts to be collectible and will generally only begin to recognize PIK income again when all principal and interest have been paid or upon the restructuring of the investment where the interest is deemed collectible. To maintain the Company’s status as a RIC, PIK interest income, which is considered investment company taxable income, may be required to be paid out to shareholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash. PIK income is included in interest income on the Consolidated Statement of Operations. During the three and nine months ended September 30, 2026, the Company had $9 and $65, respectively, of PIK income. During the three and nine months ended September 30, 2025, the Company had $45 and $82, respectively, of PIK income.

Dividend Income

Dividend income from cash equivalents is recorded on the record date. Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from a limited liability company or limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. During the three and nine months ended September 30, 2026, the Company had $248 and $963, respectively, of dividend income. During the three and nine months ended September 30, 2025, the Company had $381 and $840, respectively, of dividend income.

Other Income

The Company may also generate revenue in the form of structuring, arranger or due diligence fees, amendment or consent fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees. Such fees are recognized as income when earned or the services are rendered. During the three and nine months ended September 30, 2026, the Company had $237 and $548, respectively, of other income. During the three and nine months ended September 30, 2025, the Company had $668 and $1,037, respectively, of other income.

Non-Accrual

Loans are generally placed on non-accrual status when there is reasonable doubt whether principal or interest payments will be collected in full. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. Additionally, any original issue discount (“OID”) and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2026, non-accrual investments as a percentage of total debt investments at cost and fair value were 0.12% and 0.09%, respectively. As of December 31, 2025, non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.07%, respectively.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

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

For the three and nine months ended September 30, 2026, the Company accrued $930 and $2,780, respectively, in base management fees. For the three and nine months ended September 30, 2025, the Company accrued $945 and $2,805, respectively, in base management fees, which were fully waived (see “Fee Waiver” below). As of September 30, 2026 and December 31, 2025, $303 and $160, respectively, were payable to the Adviser relating to management fees.

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

For the three and nine months ended September 30, 2026, the Company accrued $911 and $2,558, respectively, in income-based incentive fees. For the three and nine months ended September 30, 2025, the Company accrued $1,076 and $2,907, respectively, in income-based incentive fees, which were fully waived (see “Fee Waiver” below). As of September 30, 2026 and December 31, 2025, $911 and zero, respectively, were payable to the Adviser relating to income-based incentive fees.

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

For the three and nine months ended September 30, 2026 and 2025, the Company accrued no capital gains incentive fees. As of September 30, 2026 and December 31, 2025, there were no amounts payable to the Adviser relating to capital gain incentive fees.

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

There were no fee waivers in place during the three and nine months ended September 30, 2026.

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

For the three and nine months ended September 30, 2026, the Company incurred administrator expenses of $314 and $991, respectively. For the three and nine months ended September 30, 2025, the Company incurred administrator expenses of $320 and $1,346, respectively. As of September 30, 2026 and December 31, 2025, $1,083 and $391, respectively, of administrator expenses were due to the Administrator, which were included in accrued administration expense on the Consolidated Statement of Assets and Liabilities. Additionally, as of September 30, 2026 and December 31, 2025, $96 and $53, respectively, were due to the Administrator for direct expenses paid on the Company’s behalf, which were included in due to affiliates on the Consolidated Statement of Assets and Liabilities.

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

The following is a summary of Expense Payments and related Reimbursement Payments for the nine months ended September 30, 2026 and 2025:

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
January 31, 2026	$258	$—	$258	January 31, 2029
February 28, 2026	263	—	263	February 28, 2029
March 31, 2026	296	—	296	March 31, 2029
April 30, 2026	249	—	249	April 30, 2029
May 31, 2026	384	—	384	May 31, 2029
June 30, 2026	204	—	204	June 30, 2029
July 31, 2026	224	—	224	July 31, 2029
August 31, 2026	228	—	228	August 31, 2029
September 30, 2026	154	—	154	September 30, 2029
Total	$2,260	$—	$2,260

For the Month Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
January 31, 2025	$434	$—	$434	January 31, 2028
February 28, 2025	359	—	359	February 28, 2028
March 31, 2025	559	—	559	March 31, 2028
April 30, 2025	468	—	468	April 30, 2028
May 31, 2025	490	—	490	May 31, 2028
June 30, 2025	544	—	544	June 30, 2028
July 31, 2025	461	—	461	July 31, 2028
August 31, 2025	377	—	377	August 31, 2028
September 30, 2025	337	—	337	September 30, 2028
Total	$4,029	$—	$4,029

For the three and nine months ended September 30, 2026, the Company accrued Expense Payments due from the Adviser in the amount of $606 and $2,260, respectively. For the three and nine months ended September 30, 2026, there were no Reimbursement Payments made to the Adviser.

For the three and nine months ended September 30, 2025, the Company accrued Expense Payments due from the Adviser in the amount of $1,175 and $4,029, respectively. For the three and nine months ended September 30, 2025, there were no Reimbursement Payments made to the Adviser.

As of September 30, 2026 and December 31, 2025, $155 and $854, respectively, of Expense Payments were due from the Adviser, which were included in due from adviser on the Consolidated Statement of Assets and Liabilities.

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

For the three and nine months ended September 30, 2026 and 2025, the Company accrued shareholder servicing and/or distribution fees of less than $1, which were attributable to Class D shares. There were no shareholder servicing and/or distribution fees accrued for the same time period for Class S shares.

Note 4. Investments

The following is a summary of the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$529,734	$526,005	99.91%	$568,526	$566,755	99.90%
Second Lien Debt	650	491	0.09	620	586	0.10
Warrant	23	1	—	31	1	—
Common Stock	—	—	—	—	—	—
Total investments	$530,407	$526,497	100.00%	$569,177	$567,342	100.00%

The following is a summary of the industry classifications in which the Company invests as of September 30, 2026 and December 31, 2025:

September 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$7,419	$7,451	1.41%	2.55%
Air Freight & Logistics	6,875	5,925	1.13	2.03
Automobile Components	11,582	11,560	2.20	3.96
Building Products	7,911	7,957	1.51	2.72
Capital Markets	5,741	5,795	1.10	1.98
Chemicals	1,962	1,973	0.37	0.68
Commercial Services & Supplies	84,100	82,003	15.58	28.06
Construction & Engineering	37,092	37,097	7.05	12.69
Consumer Staples Distribution & Retail	22,450	22,739	4.32	7.78
Containers & Packaging	1,929	1,921	0.36	0.66
Diversified Consumer Services	20,461	20,202	3.84	6.91
Electric Utilities	4,281	4,265	0.81	1.46
Electrical Equipment	3,597	3,698	0.70	1.27
Entertainment	3,468	3,473	0.66	1.19
Financial Services	16,867	16,911	3.21	5.79
Food Products	6,452	6,473	1.23	2.22
Ground Transportation	1,684	1,687	0.32	0.58
Health Care Equipment & Supplies	8,416	8,429	1.60	2.88
Health Care Providers & Services	55,218	55,421	10.53	18.97
Health Care Technology	38,444	38,604	7.33	13.21
Household Durables	5,384	5,418	1.03	1.85
Insurance	29,199	29,447	5.59	10.08
Interactive Media & Services	6,100	5,582	1.06	1.91
IT Services	20,424	20,597	3.91	7.05
Life Sciences Tools & Services	4,280	4,311	0.82	1.48
Machinery	1,977	1,995	0.38	0.68
Media	5,952	5,973	1.13	2.04
Metals & Mining	1,974	1,969	0.37	0.67
Multi-Utilities	16,873	16,771	3.19	5.74
Oil, Gas & Consumable Fuels	2,982	2,996	0.57	1.03
Pharmaceuticals	18,640	17,693	3.36	6.05
Professional Services	39,223	39,198	7.45	13.41
Software	17,899	17,292	3.28	5.92
Specialty Retail	6,851	6,944	1.32	2.38
Trading Companies & Distributors	6,700	6,727	1.28	2.30
	$530,407	$526,497	100.00%	180.18%

December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Aerospace & Defense	$1,981	$2,011	0.35%	0.67%
Air Freight & Logistics	9,007	8,440	1.49	2.80
Automobile Components	12,422	12,355	2.18	4.09
Broadline Retail	12,437	12,433	2.19	4.12
Building Products	7,631	7,676	1.35	2.54
Capital Markets	5,768	5,839	1.03	1.93
Chemicals	1,976	1,994	0.35	0.66
Commercial Services & Supplies	70,148	70,186	12.37	23.25
Construction & Engineering	46,742	46,824	8.25	15.51
Consumer Staples Distribution & Retail	22,723	22,705	4.00	7.52
Containers & Packaging	2,344	2,356	0.42	0.78
Diversified Consumer Services	20,213	19,889	3.51	6.59
Electric Utilities	9,608	9,711	1.71	3.22
Electrical Equipment	3,464	3,455	0.61	1.15
Financial Services	36,181	35,668	6.29	11.82
Food Products	4,355	4,410	0.78	1.46
Health Care Equipment & Supplies	6,450	6,494	1.14	2.15
Health Care Providers & Services	69,244	68,842	12.13	22.81
Health Care Technology	30,583	31,046	5.47	10.28
Hotels, Restaurants & Leisure	1,734	1,711	0.30	0.57
Household Durables	5,414	5,408	0.95	1.79
Insurance	17,533	17,762	3.13	5.88
Interactive Media & Services	6,026	5,929	1.04	1.96
IT Services	19,002	19,225	3.39	6.37
Machinery	5,189	5,209	0.92	1.73
Media	2,974	2,932	0.52	0.97
Metals & Mining	1,990	1,990	0.35	0.66
Passenger Airlines	1,890	1,855	0.33	0.61
Pharmaceuticals	18,835	18,070	3.19	5.99
Professional Services	48,673	48,518	8.55	16.07
Real Estate Management & Development	13,639	13,773	2.43	4.56
Software	35,779	35,324	6.23	11.70
Specialty Retail	9,837	9,865	1.74	3.27
Trading Companies & Distributors	7,385	7,437	1.31	2.46
	$569,177	$567,342	100.00%	187.94%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$523,929	$520,008	98.77%	177.96%
Europe	6,478	6,489	1.23	2.22
Total	$530,407	$526,497	100.00%	180.18%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$558,438	$557,109	98.20%	184.55%
Europe	10,739	10,233	1.80	3.39
Total	$569,177	$567,342	100.00%	187.94%

As of September 30, 2026, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.12% and 0.09%, respectively. As of December 31, 2025, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.07%, respectively.

As of both September 30, 2026 and December 31, 2025, on a fair value basis, 100.00% of the Company’s performing debt investments bore interest at a floating rate.

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

As of September 30, 2026, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuations procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

Fair Value Disclosures

The following is a summary of the composition of the Company’s investment portfolio at fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$74,341	$451,664	$526,005
Second Lien Debt	—	—	491	491
Warrant	—	—	1	1
Common Stock	—	—	—	—
Total Investments	$—	$74,341	$452,156	$526,497
Percentage of Total	0.00%	14.12%	85.88%	100.00%

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$90,219	$476,536	$566,755
Second Lien Debt	—	—	586	586
Warrant	—	—	1	1
Total Investments	$—	$90,219	$477,123	$567,342
Percentage of Total	0.00%	15.90%	84.10%	100.00%

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026
	First Lien Loan	Second Lien Loan	Warrant and Common Stock	Total Investments
Fair value, beginning of period	$475,587	$514	$3	$476,104
Purchase of investments (including PIK)	16,845	—	—	16,845
Proceeds from principal repayments and sales of investments	(35,784)	(8)	—	(35,792)
Amortization of premium/accretion of discount, net	472	(12)	—	460
Net realized gain (loss) on investments	1	—	—	1
Net change in unrealized appreciation (depreciation) on investments	(2,174)	(3)	(2)	(2,179)
Transfers out of Level 3	(5,281)	—	—	(5,281)
Transfers into Level 3	1,998	—	—	1,998
Fair value, end of period	$451,664	$491	$1	$452,156
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2026	$(1,960)	$(160)	$(3)	$(2,123)

	Nine Months Ended September 30, 2026
	First Lien Loan	Second Lien Loan	Warrant and Common Stock	Total Investments
Fair value, beginning of period	$476,536	$586	$1	$477,123
Purchase of investments (including PIK)	47,560	35	—	47,595
Proceeds from principal repayments and sales of investments	(71,344)	(24)	—	(71,368)
Amortization of premium/accretion of discount, net	1,637	20	—	1,657
Net realized gain (loss) on investments	14	—	(7)	7
Net change in unrealized appreciation (depreciation) on investments	(3,105)	(126)	7	(3,224)
Restructures	373	—	—	373
Transfers out of Level 3	(1,990)	—	—	(1,990)
Transfers into Level 3	1,983	—	—	1,983
Fair value, end of period	$451,664	$491	$1	$452,156
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2026	$(2,771)	$(160)	$7	$(2,924)

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

Investments were transferred out of Level 3 during the three and nine months ended September 30, 2026 and 2025 due to improvements in the quantity and quality of information, specifically the number of vendor quotes available to support the valuation of each investment, as assessed by the Valuation Designee. Investments were transferred into Level 3 during the three and nine months ended September 30, 2026 and 2025 due to a decrease in the quantity and quality of information, specifically the number of vendor quotes available to support the valuation of each investment, as assessed by the Valuation Designee.

Significant Unobservable Inputs

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2026 and December 31, 2025. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2026
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
First lien debt (2)	$402,698	Discounted cash flows (income approach)	Comparative Yield	8.14%	19.42%	10.55%
	6,138	Market comparable companies (market approach)	Revenue Multiple	0.35x	0.55x	0.45x
	38,837	Recoverability	Collateral Value	$19.3mm	$11,443.4mm	$4,406.0mm
	447,673
Common Stock	—	Recoverability	Collateral Value	$426.5mm	$426.5mm	$426.5mm
Warrant	1	Option pricing model	Volatility	50.00%	80.00%	65.00%
			Time Horizon (years)	1.0 yrs	5.0 yrs	3.0 yrs
Total	$447,674
(1)
Weighted averages are calculated based on fair value of investments.
(2)
Excluded from the presentation is $3,991 in first lien senior secured debt and $491 in second lien senior secured debt for which the Valuation Designee did not develop the unobservable inputs for the determination of fair value (examples include insufficient liquidity, single source quotation and investments held at cost).

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

The primary significant unobservable input used in the fair value measurement of the Company’s debt investments using a market approach is the revenue multiple adjusted by management for differences between the investment and referenced comparables. Significant increases (decreases) in the multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the multiple for the market approach, the Company considers current market trading and/or transaction multiples, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate multiple to use in the market approach.

Other Financial Assets and Liabilities

As of September 30, 2026, the carrying amounts of the Company’s other financial instruments, such as cash and cash equivalents, receivables and payables, approximate the fair value of such items due to the short maturity of such instruments and would be categorized as Level 1 within the fair value hierarchy. As of September 30, 2026, the carrying amounts of the Company’s outstanding Credit Facilities approximate fair value and would be categorized as Level 3 within the fair value hierarchy. The fair values of the Credit Facilities are estimated based upon market interest rates and entities with similar credit risk.

Note 6. Borrowings

In connection with the Company’s organization, the Board and the Company’s initial shareholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result of this approval, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026, the Company’s asset coverage ratio was 210.9%.

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

The Company’s ability to borrow under the MS Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 75% of the principal balance of its eligible portfolio company investments depending on the type of investment, subject to a maximum advance rate on the portfolio of 65%. Under the terms of the MS Credit Facility, the MS Credit Facility SPV is permitted to reinvest available cash and make new borrowings under the MS Credit Facility through September 22, 2026. The MS Credit Facility has a minimum utilization requirement (“MS Credit Facility Minimum Utilization”) of 35% of the facility amount (following a nine-month ramp-up period through September 21, 2024). The MS Credit Facility Minimum Utilization increased to 65% from September 22, 2024 and increased again to 75% from November 7, 2024 through the end of the revolving period. Distributions from the MS Credit Facility SPV to the Company are limited by the terms of the MS Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The MS Credit Facility SPV’s obligations under the MS Credit Facility are secured by a first priority security interest in substantially all of the assets of the MS Credit Facility SPV, including its portfolio of investments, and the Company’s equity interest in the MS Credit Facility SPV. As of September 30, 2026, the Company held 95 investments with a total fair market value of $435,974 in the MS Credit Facility SPV as collateral for the MS Credit Facility. As of December 31, 2025, the Company held 89 investments with a total fair market value of $445,989 in the MS Credit Facility SPV as collateral for the MS Credit Facility. As of September 30, 2026 and December 31, 2025, the Company had $238,100 and $264,100, respectively, in borrowings outstanding under the MS Credit Facility.

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

Components of Interest Expense

The components of the Company’s interest expense on the MS Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Borrowing interest expense	$3,952	$5,574	$11,814	$16,658
Borrowing administration fees	134	134	398	398
Facility unused fees	239	48	649	133
Amortization of financing costs	156	156	461	462
Total interest expense	$4,481	$5,912	$13,322	$17,651
Average Debt Outstanding	246,415	318,832	249,555	320,667
Average Stated Interest Rate	6.28%	6.84%	6.24%	6.85%

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

The Company’s ability to borrow under the JPM Credit Facility is subject to certain financial and restrictive covenants, as well as availability under the borrowing base, which permits the Company to borrow up to 70% of the net asset value of the portfolio assets held in the JPM Credit Facility SPV. Under the terms of the JPM Credit Facility, the JPM Credit Facility SPV is permitted to reinvest available cash and make new borrowing under the JPM Credit Facility through April 8, 2028. The JPM Credit Facility has a minimum utilization requirement (“JPM Credit Facility Minimum Utilization”) of 50% of the facility amount (following a three-month ramp-up period through July 9, 2025), increasing to 75% on October 10, 2025 through the end of the reinvestment period. Distributions from the JPM Credit Facility SPV to the Company are limited by the terms of the JPM Credit Facility, which generally allows for the distribution of net interest income quarterly pursuant to a waterfall during the reinvestment period. The JPM Credit Facility SPV’s obligations under the JPM Credit Facility are secured by a first priority security interest in substantially all of the assets of the JPM Credit Facility SPV, including its portfolio of investments. As of September 30, 2026, the Company held 31 investments with a total fair market value of $61,157 in the JPM Credit Facility SPV as collateral for the JPM Credit Facility. As of December 31, 2025, the Company held 39 investments with a total fair market value of $78,395 in the JPM Credit Facility SPV as collateral for the JPM Credit Facility. As of September 30, 2026 and December 31, 2025, the Company had $25,500 and $75,000, respectively, in borrowings outstanding under the JPM Credit Facility.

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

Components of Interest Expense

The components of the Company’s interest expense on the JPM Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Borrowing interest expense	$344	$1,324	$1,461	$2,326
Borrowing administration fees	—	—	—	—
Facility unused fees	228	14	544	42
Amortization of financing costs	48	50	143	97
Total interest expense	$620	$1,388	$2,148	$2,465
Average Debt Outstanding	25,500	88,907	36,788	82,477	(1)
Average Stated Interest Rate	5.28%	5.83%	5.24%	5.80%	(1)
(1)
Average taken from date of initial borrowing on April 9, 2025.

For the three and nine months ended September 30, 2026, the average total debt outstanding was $271,915 and $286,343, respectively. For the three and nine months ended September 30, 2025, the average total debt outstanding was $407,738 and $373,537, respectively.

For the three and nine months ended September 30, 2026, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, was 7.44% and 7.22%, respectively. For the three and nine months ended September 30, 2025, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, was 7.10% and 7.20%, respectively.

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

As of September 30, 2026 and December 31, 2025, the Company has the following unfunded commitments to portfolio companies:

September 30, 2026
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
360 Partners, LLC	Delayed Draw	7/31/2027	$5,090	$(76)
BCPE Lightning Buyer Inc	Delayed Draw	7/23/2028	93	—
CI (MG) Group, LLC	Delayed Draw	3/27/2027	1,117	—
Gateway Nam Acquisition, LLC	Delayed Draw	9/22/2028	1,286	(4)
Harrington Process Solutions	Delayed Draw	6/25/2028	143	1
HFW Holdings, LLC	Delayed Draw	5/1/2027	3,109	(47)
Monarch Behavioral Therapy, LLC	Delayed Draw	3/31/2027	266	(3)
Prescott's Inc.	Delayed Draw	12/30/2026	2,091	(10)
PRGX Global, Inc	Delayed Draw	2/20/2027	597	(13)
Schola Group Acquisition, Inc.	Delayed Draw	4/9/2027	1,894	—
Tricor, LLC	Delayed Draw	8/8/2027	2,381	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Revolver
360 Partners, LLC	Revolver	8/7/2031	$1,393	$(21)
Advantmed Buyer Inc	Revolver	2/14/2031	2,189	(22)
Air Buyer Inc.	Revolver	7/23/2030	171	(31)
Air Conditioning Specialist, Inc.	Revolver	11/19/2029	395	—
Apella Capital, LLC	Revolver	3/1/2029	349	—
APS Acquisition Holdings, LLC	Revolver	7/11/2029	1,219	(24)
Argano, LLC	Revolver	9/13/2029	348	—
BCDI Rodeo Dental Buyer, LLC	Revolver	5/31/2030	1,359	—
Case Works, LLC	Revolver	10/1/2029	148	(13)
CI (MG) Group, LLC	Revolver	3/27/2030	877	—
EiKO Global, LLC	Revolver	9/3/2030	2,016	—
Elevate HD Parent, Inc.	Revolver	8/20/2029	147	—
Endo1 Partners, LLC	Revolver	5/23/2030	259	(1)
Enthusiast Auto Holdings, LLC	Revolver	12/19/2027	1,151	—
Gateway Nam Acquisition, LLC	Revolver	9/22/2032	182	(2)
HFW Holdings, LLC	Revolver	5/1/2031	614	(9)
Houseworks Holdings	Revolver	12/15/2028	80	(1)
In Vitro Sciences, LLC	Revolver	2/28/2029	341	(5)
Irving Parent, Corp.	Revolver	3/11/2031	1,667	(33)
Mammoth Holdings, LLC	Revolver	11/15/2029	524	(31)
McHale & McHale Landscape Design, LLC	Revolver	7/16/2031	1,429	—
Medrina, LLC	Revolver	10/20/2029	1,107	—
Monarch Behavioral Therapy, LLC	Revolver	6/6/2030	167	(2)
Owl Vans, LLC	Revolver	12/31/2030	888	(13)
Prescott's Inc.	Revolver	12/30/2030	896	(4)
Quorum Health Resources	Revolver	5/28/2027	1,757	—
R.L. James, Inc.	Revolver	12/15/2028	685	—
RMBUS Holdco Inc.	Revolver	1/8/2029	518	(8)
Sagebrush Buyer, LLC	Revolver	7/1/2030	1,263	—
Schola Group Acquisition, Inc.	Revolver	4/9/2031	1,141	—
Strategy Corps, LLC	Revolver	6/28/2030	1,246	(19)
Streetmasters Intermediate, Inc	Revolver	4/1/2030	1,315	(7)
SuperHero Fire Protection, LLC	Revolver	12/31/2029	482	—
Syner-G Intermediate Holdings, LLC	Revolver	9/17/2030	977	(49)
The Mulch & Soil Company, LLC	Revolver	5/1/2028	259	—
The Mutual Group, LLC	Revolver	1/31/2030	691	—
Thornton Carpet, LLC	Revolver	5/15/2031	2,764	(14)
Tri Scapes, LLC	Revolver	7/12/2030	314	(3)
Tricor, LLC	Revolver	8/8/2031	996	—
Violet Utility Buyer, LLC	Revolver	7/24/2031	1,252	(19)
Visante Acquisition, LLC	Revolver	1/31/2030	976	—
Waste Resource Management, Inc.	Revolver	12/28/2029	372	—
XPT Partners, LLC	Revolver	9/13/2028	73	—
Zenith American Solutions, Inc.	Revolver	7/11/2029	572	—
Total Unfunded Commitments			$55,636	$(483)

December 31, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Delayed Draw
360 Partners, LLC	Delayed Draw	7/31/2027	$5,090	$(57)
841 Prudential MOB LLC	Delayed Draw	10/8/2027	719	—
APS Acquisition Holdings, LLC	Delayed Draw	7/11/2026	2,264	—
CI (MG) Group, LLC	Delayed Draw	3/27/2027	2,180	(5)
Elevate HD Parent, Inc.	Delayed Draw	2/18/2026	257	—
Gen4 Dental Partners Opco, LLC	Delayed Draw	5/13/2026	1,867	(19)
HFW Holdings, LLC	Delayed Draw	5/1/2027	5,213	(52)
Housework Holdings	Delayed Draw	5/28/2026	417	(6)
McHale Landscape Design, Inc.	Delayed Draw	7/16/2027	3,314	(37)
Mission Critical Group, LLC	Delayed Draw	4/17/2027	1,849	—
Monarch Behavioral Therapy, LLC	Delayed Draw	6/6/2026	266	(1)
Prescott's Inc.	Delayed Draw	12/30/2026	2,091	(5)
PRGX Global, Inc	Delayed Draw	2/20/2027	597	(10)
RMBUS Holdco Inc.	Delayed Draw	1/22/2026	2,070	—
Schola Group Acquisition, Inc.	Delayed Draw	4/9/2027	3,777	(38)
SR Landscaping, LLC	Delayed Draw	2/20/2026	932	(65)
Strategy Corps, LLC	Delayed Draw	6/28/2026	3,300	(58)
Tri Scapes, LLC	Delayed Draw	7/12/2026	427	(6)
Tricor, LLC	Delayed Draw	8/8/2027	7,780	—
Waste Resource Management Inc.	Delayed Draw	5/19/2027	4,684	—
XPT Partners, LLC	Delayed Draw	12/10/2026	950	(7)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Revolver
360 Partners, LLC	Revolver	8/7/2031	$2,874	$(32)
Advantmed Buyer Inc	Revolver	2/14/2031	2,189	—
Air Buyer Inc.	Revolver	7/23/2030	171	(5)
Air Conditioning Specialist, Inc.	Revolver	11/19/2029	396	(2)
Apella Capital LLC	Revolver	3/1/2029	350	—
APS Acquisition Holdings, LLC	Revolver	7/11/2029	1,741	—
Argano, LLC	Revolver	9/13/2029	348	—
Case Works, LLC	Revolver	10/1/2029	253	(6)
CI (MG) Group, LLC	Revolver	3/27/2030	439	(1)
Eiko Global, LLC	Revolver	9/3/2030	2,130	(48)
Elevate HD Parent, Inc.	Revolver	8/20/2029	200	—
Endo1 Partners, LLC	Revolver	5/23/2030	322	(2)
Enthusiast Auto Holdings, LLC	Revolver	12/19/2026	1,151	—
Gen4 Dental Partners Opco, LLC	Revolver	5/13/2030	467	(5)
HFW Holdings, LLC	Revolver	5/1/2031	944	(9)
Housework Holdings	Revolver	12/15/2028	86	(1)
In Vitro Sciences, LLC	Revolver	2/28/2029	227	(18)
Irving Parent, Corp.	Revolver	3/11/2031	2,382	(36)
Mammoth Holdings, LLC	Revolver	11/15/2029	498	(17)
McHale Landscape Design, Inc.	Revolver	7/16/2031	1,429	(16)
Medrina, LLC	Revolver	10/20/2029	1,107	—
Mission Critical Group, LLC	Revolver	4/17/2030	1,612	—
Monarch Behavioral Therapy, LLC	Revolver	6/6/2030	167	(1)
Owl Vans, LLC	Revolver	12/31/2030	840	(21)
Prescott's Inc.	Revolver	12/30/2030	896	(2)
Quorum Health Resources	Revolver	5/28/2027	1,556	(8)
RL James, Inc.	Revolver	12/15/2028	919	—
RMBUS Holdco Inc.	Revolver	1/8/2029	1,035	—
Sagebrush Buyer, LLC	Revolver	7/1/2030	1,263	—
Schola Group Acquisition, Inc.	Revolver	4/9/2031	1,141	(11)
Strategy Corps, LLC	Revolver	6/28/2030	1,444	(25)
Streetmasters Intermediate, Inc	Revolver	4/1/2030	1,700	(43)
SuperHero Fire Protection, LLC	Revolver	12/31/2029	964	—
Syner-G Intermediate Holdings, LLC	Revolver	9/17/2030	1,150	(92)
The Mulch & Soil Company, LLC	Revolver	5/1/2028	605	—
The Mutual Group, LLC	Revolver	1/31/2030	691	—
Thornton Carpet, LLC	Revolver	5/15/2031	2,764	(31)
Tri Scapes, LLC	Revolver	7/12/2030	1,185	(18)
Tricor, LLC	Revolver	8/8/2031	996	—
Unified Patents, LLC	Revolver	12/23/2027	1,271	(6)
Violet Utility Buyer, LLC	Revolver	7/24/2031	3,295	(37)
Visante Acquisition, LLC	Revolver	1/31/2030	976	—
Waste Resource Management Inc.	Revolver	12/28/2029	828	—
XPT Partners, LLC	Revolver	9/13/2028	136	(1)
Zenith American Solutions, Inc.	Revolver	7/11/2029	676	(7)
Total Unfunded Commitments			$97,858	$(867)

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

The following table summarizes the issuance of shares from the Public Offering and the Private Offering during the nine months ended September 30, 2026 and 2025:

	Class I
Subscriptions Effective	Shares Issued	Net Proceeds
For the nine months ended September 30, 2026
January 1, 2026	297	$7
February 1, 2026	306	8
April 1, 2026	1,670	40
June 1, 2026	2,096	50
September 1, 2026	9,267	220
Total	13,636	$325

For the nine months ended September 30, 2025
January 1, 2025	37,241	$901
May 1, 2025	283	6
June 1, 2025	278	7
July 1, 2025	279	7
August 1, 2025	282	7
September 1, 2025	283	7
Total	38,646	$935

	Class D
Subscriptions Effective	Shares Issued	Net Proceeds
For the nine months ended September 30, 2026
None	—	$—
Total	—	$—

For the nine months ended September 30, 2025
May 1, 2025	4,205	$100
Total	4,205	$100

During the nine months ended September 30, 2026 and 2025, the Company also issued 531 Class I shares and 346 Class I shares, respectively, for aggregate values of $13 and $9, respectively, under the DRP (as defined below).

Net Asset Value Per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I shares and Class D shares for the nine months ended September 30, 2026 and 2025:

	NAV Per Share
For the Month Ended	Class I	Class D
For the nine months ended September 30, 2026
January 31, 2026	$24.09	$24.09
February 28, 2026	23.97	23.97
March 31, 2026	23.95	23.95
April 30, 2026	23.90	23.90
May 31, 2026	23.86	23.86
June 30, 2026	23.79	23.79
July 31, 2026	23.74	23.74
August 31, 2026	23.74	23.74
September 30, 2026	23.51	23.51

For the nine months ended September 30, 2025
January 31, 2025	$24.27	$—
February 28, 2025	24.37	—
March 31, 2025	23.97	—
April 30, 2025	23.78	—
May 31, 2025	24.08	24.08
June 30, 2025	24.03	24.03
July 31, 2025	24.10	24.10
August 31, 2025	24.13	24.13
September 30, 2025	24.30	24.30

Distributions

The following table presents distributions that were declared and payable during the nine months ended September 30, 2026 and 2025:

	Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the nine months ended September 30, 2026
January 30, 2026	January 30, 2026	February 26, 2026	$0.210	$2,615
February 27, 2026	February 27, 2026	March 30, 2026	0.210	2,615
March 31, 2026	March 31, 2026	April 29, 2026	0.210	2,616
April 30, 2026	April 30, 2026	May 28, 2026	0.210	2,607
May 29, 2026	May 29, 2026	June 29, 2026	0.210	2,607
June 30, 2026	June 30, 2026	July 30, 2026	0.210	2,608
July 31, 2026	July 31, 2026	August 28, 2026	0.210	2,608
August 31, 2026	August 31, 2026	September 29, 2026	0.210	2,608
September 30, 2026	September 30, 2026	October 29, 2026	0.210	2,609
Total				$23,493
For the nine months ended September 30, 2025
January 31, 2025	January 31, 2025	February 27, 2025	$0.205	$2,548
March 26, 2025	March 26, 2025	March 28, 2025	0.205	2,550
March 31, 2025	March 31, 2025	April 29, 2025	0.205	2,551
April 23, 2025	April 30, 2025	May 29, 2025	0.205	2,551
May 22, 2025	May 30, 2025	June 27, 2025	0.205	2,551
June 25, 2025	June 30, 2025	July 30, 2025	0.205	2,551
July 24, 2025	July 31, 2025	August 28, 2025	0.210	2,613
August 21, 2025	August 29, 2025	September 29, 2025	0.210	2,613
September 22, 2025	September 30, 2025	October 30, 2025	0.210	2,613
Total				$23,141

	Class D
Date Declared	Record Date	Payment Date	Distribution Per Share (1)	Distribution Amount
For the nine months ended September 30, 2026
January 30, 2026	January 30, 2026	February 26, 2026	$0.205	$1
February 27, 2026	February 27, 2026	March 30, 2026	0.205	1
March 31, 2026	March 31, 2026	April 29, 2026	0.205	1
April 30, 2026	April 30, 2026	May 28, 2026	0.205	1
May 29, 2026	May 29, 2026	June 29, 2026	0.205	1
June 30, 2026	June 30, 2026	July 30, 2026	0.205	1
July 31, 2026	July 31, 2026	August 28, 2026	0.205	1
August 31, 2026	August 31, 2026	September 29, 2026	0.205	1
September 30, 2026	September 30, 2026	October 29, 2026	0.205	1
Total				$9
For the nine months ended September 30, 2025
May 22, 2025	May 30, 2025	June 27, 2025	$0.200	$1
June 25, 2025	June 30, 2025	July 30, 2025	0.200	1
July 24, 2025	July 31, 2025	August 28, 2025	0.205	1
August 21, 2025	August 29, 2025	September 29, 2025	0.205	1
September 22, 2025	September 30, 2025	October 30, 2025	0.205	1
Total				$5
(1)
Distribution per share is net of shareholder servicing and/or distribution fees.

Character of Distributions

The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, and capital gains proceeds from the sale of assets.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares during the nine months ended September 30, 2026 and 2025:

	September 30, 2026		September 30, 2025
	Class I	Class D	Class I	Class D
Ordinary income (including net short-term capital gains)	$23,493	$9	$22,601	$5
Capital gains	—	—	540	—
Return of capital	—	—	—	—
Total taxable distributions	$23,493	$9	$23,141	$5

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

The following tables present share repurchases completed under the share repurchase program during the nine months ended September 30, 2026 and 2025:

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

Note 9. Financial Highlights and Senior Securities

The following is a schedule of financial highlights for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
	Class I	Class D (1)	Class I	Class D (1)
Per Share Data:
Net assets, beginning of period	$24.23	$24.23	$24.21	$—
Net investment income (loss) after excise tax (2)	1.58	1.49	2.18	1.21
Net realized gain (loss) (2)	(0.25)	(0.20)	(0.04)	0.01
Net change in unrealized appreciation (depreciation) (2)	(0.16)	(0.16)	(0.18)	0.32
Net increase (decrease) in net assets resulting from operations (2)	1.17	1.13	1.96	1.54
Distributions declared from distributable earnings (losses)	(1.89)	(1.85)	(1.87)	(1.02)
Issuance of shares	—	—	—	23.78
Other (3)	—	—	—	—
Total increase (decrease) in net assets	(0.72)	(0.72)	0.09	24.30
Net assets, end of period	$23.51	$23.51	$24.30	$24.30
Shares outstanding, end of period	12,427,229	4,205	12,443,317	4,205
Total return based on NAV (4)	5.00%	4.80%	8.38%	6.56%
Ratios:
Net expenses to average net assets (5)	10.43%	10.67%	10.25%	11.09%
Net investment income to average net assets (5)	8.80%	8.27%	11.96%	11.60%
Portfolio turnover rate (6)	17.49%	17.49%	39.01%	39.01%
Supplemental Data:
Net assets, end of period	$292,115	$99	$302,415	$102
Average debt outstanding	$286,343	$286,343	$373,537	$373,537
Asset coverage ratio	210.9%	210.9%	174.9%	174.9%

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
(5)
Amounts are annualized except for excise taxes. For the nine months ended September 30, 2026, the ratio of total operating expenses to average net assets was 11.44% and 11.69% (annualized) for Class I shares and Class D shares, respectively, excluding the effect of expense support payments/(recoupments), and management fee and income based incentive fee waivers, by the Adviser, if any, which represented 1.02% and 1.02% (annualized) for Class I shares and Class D shares, respectively, of average assets. For the nine months ended September 30, 2025, the ratio of total operating expenses to average net assets was 14.38% and 15.05% (annualized) for Class I shares and Class D shares, respectively, excluding the effect of expense support payments/(recoupments), and management fee and income based incentive fee waivers, by the Adviser, if any, which represented 4.13% and 3.96% (annualized) for Class I shares and Class D shares, respectively, of average assets.
(6)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

The following is information about the Company’s senior securities:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
MS Credit Facility
September 30, 2026	$238,100	$2,109	—	N/A
December 31, 2025	$264,100	$1,890	—	N/A
December 31, 2024	$325,600	$1,922	—	N/A
December 31, 2023 (5)	$—	$—	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
JPM Credit Facility
September 30, 2026	$25,500	$2,109	—	N/A
December 31, 2025	$75,000	$1,890	—	N/A

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

Note 11. Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of September 30, 2026, except as discussed below.

On October 1, 2026, the MS Credit Facility SPV, as borrower, entered into the fourth amendment to the loan and servicing agreement (“Fourth Amendment”), amending the MS Credit Facility. The Fourth Amendment, among other things, (i) reduces the applicable margin on outstanding advances to 2.25% per annum during the revolving period and to 2.75% per annum during the amortization period, (ii) extends the revolving period to October 1, 2027 and the stated maturity to October 1, 2029, (iii) reduces the advance rate for recurring revenue loans from 60.0% to 50.0%, (iv) reduces the unused fee rate from 0.60% to 0.50% per annum, and (v) resets as of the Third Amendment date the time period the prepayment premium is due in connection with reducing or terminating commitments under the MS Credit Facility.

On October 22, 2026, the Company’s Board declared a distribution of $0.190 per Class I share and $0.185 per Class D share, which are payable on November 27, 2026 to shareholders of record as of October 30, 2026.

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

Portfolio and Investment Activity

For the nine months ended September 30, 2026, the Company made new investments in 31 new portfolio companies and exited 36 positions (primarily through sale of Syndicated Loans). As of September 30, 2026, the Company had an aggregate principal commitment amount of $591.0 million (including $55.6 million of unfunded commitments).

The following summarizes our investment activity (information presented is at cost unless otherwise indicated) (dollar amounts in thousands):

As of and For the Nine Months Ended September 30, 2026
Investments:
Total investments, beginning of period	$569,177
New investments purchased	95,566
Net accretion of discount on investments	1,730
Net realized gain (loss) on investments	(3,105)
Investments sold or repaid	(132,961)
Total investments, end of period	530,407
Amount of investments funded at principal:
First lien debt	$534,515
Second lien debt	884
Warrant	6
Common Stock	—
Total portfolio investments	$535,405

	September 30, 2026	December 31, 2025
Number of portfolio companies	101	106
Weighted average yield on debt and income producing investments, at cost (1)	9.49%	9.46%
Weighted average yield on debt and income producing investments, at fair value (1)	9.55%	9.48%
Average loan to value (LTV) (2)	45.02%	40.39%
Weighted average tenor (3)	3.65	4.03
Percentage of debt investments bearing a floating rate, at fair value	100.00%	100.00%
Percentage of debt investments bearing a fixed rate, at fair value	0.00%	0.00%
Percentage of assets on non-accrual, at amortized cost (4)	0.12%	0.06%
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

(4)
As a percentage of total amortized cost of investments. Assets on non-accrual represented 0.09% and 0.07% of total fair value of the investments as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026 and December 31, 2025, our portfolio companies had a weighted average annual adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of approximately $38.0 million and $39.2 million, respectively. Amounts are weighted based on fair value of each respective investment. These calculations include all private debt investments for which fair value is determined by the Valuation Designee and excludes quoted assets and ABL investments, as well as companies with negative or de minimis EBITDA. Amounts were derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

The following is a summary of the asset type breakdown of our investment portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Direct Lending (1)	$287,694	$284,736	54.08%	97.44%
Club Loans (2)	165,526	164,944	31.33	56.45
Syndicated Loans (3)	77,187	76,817	14.59	26.29
Total	$530,407	$526,497	100.00%	180.18%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
Direct Lending (1)	$287,952	$287,812	50.73%	95.34%
Club Loans (2)	193,381	192,752	33.98	63.85
Syndicated Loans (3)	87,844	86,778	15.29	28.75
Total	$569,177	$567,342	100.00%	187.94%

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

As of September 30, 2026 and December 31, 2025, ABL investments represented 7.4% and 11.7%, respectively, of the total fair market value of all of our investments.

Direct Lending

As of September 30, 2026 and December 31, 2025, the Direct Lending portfolio had the following characteristics:

	September 30, 2026	December 31, 2025
Weighted average spread (1)	5.42%	5.51%
Weighted average yield on debt and income producing investments, at cost (2)	9.64%	9.68%
Weighted average yield on debt and income producing investments, at fair value (2)	9.73%	9.67%
Average EBITDA (3)	$25.6	$24.7
Average LTV (4)	41.62%	36.56%
Average Leverage Ratio (5)	4.1x	3.7x
Percentage Sponsor-backed	100.00%	100.00%

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

FEAC monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Adviser, the Subadviser and the Board review these investment scores on a quarterly basis. Our average portfolio company investment score was 1.81 and 1.89 at September 30, 2026 and December 31, 2025, respectively. The following is a distribution of the investment scores of our portfolio companies at September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	As of September 30, 2026				As of December 31, 2025
Risk Rating	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio	Fair Value	% of Portfolio	Amortized Cost	% of Portfolio
1	$133,052	25.27%	$131,912	24.87%	$93,625	16.50%	$92,607	16.27%
2	368,880	70.06	368,940	69.56	446,895	78.77	448,108	78.73
3	17,406	3.31	19,215	3.62	24,329	4.29	25,830	4.54
4	6,668	1.27	9,690	1.83	2,493	0.44	2,632	0.46
5	491	0.09	650	0.12	—	—	—	—
	$526,497	100.00%	$530,407	100.00%	$567,342	100.00%	$569,177	100.00%

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2026, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.12% and 0.09%, respectively. As of December 31, 2025, we had one loan on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.06% and 0.07%, respectively.

Results of Operations

The following table represents our operating results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Results
Total investment income	$14,296	$18,386	$42,811	$50,170
Net expenses, including excise tax	7,707	8,681	23,162	23,065
Net unrealized appreciation (depreciation)	(1,845)	1,616	(2,075)	(2,218)
Net realized gain (loss)	(476)	(90)	(3,105)	(529)
Net increase (decrease) in net assets resulting from operations	$4,268	$11,231	$14,469	$24,358

Investment Income

The composition of our investment income was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Interest income	$13,811	$17,337	$41,300	$48,293
Dividend income	248	381	963	840
Other income	237	668	548	1,037
Total investment income	$14,296	$18,386	$42,811	$50,170

Total investment income decreased to $14.3 million and $42.8 million, respectively, for the three and nine months ended September 30, 2026, a decrease of $4.1 million or 22.2% and $7.4 million or 14.7%, respectively, compared to the same period in the prior year.

Interest income decreased to $13.8 million for the three months ended September 30, 2026, a decrease of $3.5 million or 20.3% compared to the same period in the prior year. This decrease was driven primarily by the decrease in the size of our investment portfolio due to lower utilization of our credit facilities to purchase investments, as well as a lower weighted average yield on the portfolio. Average investments at fair value decreased by 17.4% to $541.0 million for the three months ended September 30, 2026 compared to $654.8 million for the three months ended September 30, 2025. This decrease was offset by a $0.5 million increase in prepayment fee income included in interest income for the three months ended September 30, 2026 compared to the same period in the prior year.

Interest income decreased to $41.3 million for the nine months ended September 30, 2026, a decrease of $7.0 million or 14.5% compared to the same period in the prior year. This decrease was driven primarily by the decrease in the size of our investment portfolio due to lower utilization of our credit facilities to purchase investments, as well as a lower weighted average yield on the portfolio. Average investments at fair value decreased by 14.5% to $548.6 million for the nine months ended September 30, 2026 compared to $641.7 million for the nine months ended September 30, 2025. This decrease was offset by a $0.9 million increase in prepayment fee income included in interest income for the nine months ended September 30, 2026 compared to the same period in the prior year.

Dividend income decreased to $0.2 million for the three months ended September 30, 2026, a decrease of $0.1 million or 34.9% compared to the same period in the prior year. The decrease was driven primarily by lower average cash and cash equivalents during the period. Dividend income increased to $1.0 million for the nine months ended September 30, 2026, an increase of $0.1 million or 14.6% compared to the same period in the prior year. The increase was driven primarily by higher average cash and cash equivalents during the period.

Other income decreased to $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2026, a decrease of $0.4 million or 64.5% and $0.5 million or 47.2%, respectively, for the three and nine months ended September 30, 2026, due primarily to a decrease in arranger fees due to lower origination activity during 2026.

For the three months ended September 30, 2026 and 2025, PIK interest income represented 0.07% and 0.26% of total investment income, respectively, and 0.14% and 0.46% of net investment income, respectively. For the nine months ended September 30, 2026 and 2025, PIK interest income represented 0.16% and 0.17% of total investment income, respectively, and 0.33% and 0.30% of net investment income, respectively.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Expenses
Interest expense	$5,101	$7,300	$15,470	$20,116
Base management fees	930	945	2,780	2,805
Income-based incentive fee	911	1,076	2,558	2,907
Administration expense	314	320	991	1,346
Other Expenses	712	895	2,446	2,435
Amortization of continuous offering costs	332	719	1,086	2,497
Distribution and shareholder servicing fees (Class D) (1)	—	—	—	—
Total operating expenses	8,300	11,255	25,331	32,106
Management fees waiver	—	(472)	—	(2,332)
Incentive fees waiver	—	(1,076)	—	(2,907)
Expense support	(606)	(1,175)	(2,260)	(4,029)
Total expenses, net of fee waivers	$7,694	$8,532	$23,071	$22,838

(1) For the three and nine months ended September 30, 2026 and 2025, the Class D distribution and shareholder servicing fees were less than $1.

For the three and nine months ended September 30, 2026, total expenses, net of expense support and fee waivers, were $7.7 million and $23.1 million, respectively. For the three and nine months ended September 30, 2025, total expenses, net of expense support and fee waivers, were $8.5 million and $22.8 million, respectively.

Interest Expense

Total interest expense (including unused fees and amortization of deferred financing costs) decreased to $5.1 million for the three months ended September 30, 2026, a decrease of $2.2 million compared to the same period in the prior year. This was driven by a decrease in our average debt principal outstanding to $271.9 million for the three months ended September 30, 2026 from $407.7 million for the same period in the prior year.

Total interest expense (including unused fees and amortization of deferred financing costs) decreased to $15.5 million for the nine months ended September 30, 2026, a decrease of $4.6 million compared to the same period in the prior year. This was driven by a decrease in our average debt principal outstanding to $286.3 million for the nine months ended September 30, 2026 from $373.5 million for the same period in the prior year.

Base Management Fees

Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Base management fees were $0.9 million and $2.8 million, respectively, for the three and nine months ended September 30, 2026, a decrease of $15 thousand or 1.6% and $25 thousand or 0.9%, respectively, compared to the same period in the prior year.

The Adviser had waived all base management fees through June 30, 2025 and 50% of base management fees for the period from July 1, 2025 through December 31, 2025. There were no base management fee waivers in 2026.

Income-Based Incentive Fees

Income-based incentive fees decreased to $0.9 million and $2.6 million, respectively, for the three and nine months ended September 30, 2026, a decrease of $0.2 million and $0.3 million, respectively, compared to the three and nine months ended September 30, 2025. The decrease in income-based incentive fees was driven by the decrease in pre-incentive fee net investment income to $6.0 million and $17.4 million, respectively, for the three and nine months ended September 30, 2026 from $8.7 million and $23.3 million, respectively, for the three and nine months ended September 30, 2025. The decrease in pre-incentive fee net investment income was driven primarily by decreased size of the portfolio.

The Adviser had waived 100% of income based incentive fees through December 31, 2025. There were no income based incentive fee waivers in 2026.

Capital Gains Incentive Fees

For the three and nine months ended September 30, 2026 and 2025, the Company accrued capital gains incentive fees of zero.

The Adviser had waived 100% of capital gains incentive fees, if any, through December 31, 2025. There were no capital gains incentive fee waivers in 2026.

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

Total other expenses decreased to $1.4 million and $4.5 million, respectively, for the three and nine months ended September 30, 2026, a decrease of $0.6 million or 29.8% and $1.8 million or 28.0%, respectively, compared to the three and nine months ended September 30, 2025. The decrease compared to the same period in the prior year was primarily driven by a decrease in offering costs and our administration expenses.

Expense Support

Expense support decreased to $0.6 million and $2.3 million, respectively, for the three and nine months ended September 30, 2026, a decrease of $0.6 million or 48.4% and $1.8 million or 43.9%, respectively, compared to the three and nine months ended September 30, 2025. The decrease compared to the same period in the prior year was driven by the overall decrease in other expenses for the period.

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

For the three and nine months ended September 30, 2026, we accrued $13 thousand and $0.1 million, respectively, of U.S. federal excise tax. For the three and nine months ended September 30, 2025, we accrued $0.1 million and $0.2 million, respectively, of U.S. federal excise tax.

Net Realized Gains (Losses) on Investments

For the three and nine months ended September 30, 2026, the Company had net realized losses on investments of ($0.5) million and ($3.1) million, respectively, from the full or partial sale of 6 and 37 broadly syndicated debt investments, respectively.

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

For the three and nine months ended September 30, 2026, the Company had net unrealized appreciation (depreciation) on investments of ($1.8) million and ($2.1) million, respectively.

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

As of September 30, 2026 and December 31, 2025, we had $38.5 million and $73.3 million, respectively, in cash and cash equivalents. Additionally, as of September 30, 2026 and December 31, 2025, we had $186.4 million and $110.9 million, respectively, available for additional borrowings under the Credit Facilities (as defined in Note 6 - “Borrowings” in the Notes to the Consolidated Financial Statements), subject to borrowing base availability. See “Borrowings” below for additional information.

We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of September 30, 2026, our asset coverage ratio was 210.9%.

Cash Flows

For the nine months ended September 30, 2026, our operating activities provided cash of $65.0 million, primarily in connection with proceeds from principal payments and sales of portfolio investments of $131.3 million, partially offset by the purchase of portfolio investments of $85.6 million. During the same period, cash used by financing activities was $99.9 million, primarily driven by the repayments of our Credit Facilities of $87.3 million and distribution payments of $23.5 million, partially offset by borrowings under our Credit Facilities of $11.8 million.

For the nine months ended September 30, 2025, our operating activities used cash of $24.2 million, primarily in connection with the purchases and fundings of portfolio investments of $306.0 million, partially offset by proceeds from principal payments and sales of portfolio investments of $254.5 million. During the same period, cash provided by financing activities was $53.5 million, primarily driven by $201.9 million of borrowings under the MS Credit Facility and $1.0 million from the issuance of Common Shares, that were partially offset by debt repayments of $123.5 million and distribution payments of $23.1 million.

Share Issuances

The following table summarizes the issuance of shares pursuant to subscription agreements during the nine months ended September 30, 2026 and 2025 (dollar amounts in thousands):

	Class I
Subscriptions Effective	Shares Issued	Net Proceeds
For the nine months ended September 30, 2026
January 1, 2026	297	$7
February 1, 2026	306	8
April 1, 2026	1,670	40
June 1, 2026	2,096	50
September 1, 2026	9,267	220
Total	13,636	$325

For the nine months ended September 30, 2025
January 1, 2025	37,241	$901
May 1, 2025	283	6
June 1, 2025	278	7
July 1, 2025	279	7
August 1, 2025	282	7
September 1, 2025	283	7
Total	38,646	$935

	Class D
Subscriptions Effective	Shares Issued	Net Proceeds
For the nine months ended September 30, 2026
None	—	$—
Total	—	$—

For the nine months ended September 30, 2025
May 1, 2025	4,205	$100
Total	4,205	$100

During the nine months ended September 30, 2026, the Company also issued 531 shares for an aggregate value of $13 under the Company’s dividend reinvestment plan.

Distributions and Distribution Reinvestment

The following table presents distributions that were declared and payable during the nine months ended September 30, 2026 and 2025:

	Class I
Date Declared	Record Date	Payment Date	Distribution Per Share	Distribution Amount
For the nine months ended September 30, 2026
January 30, 2026	January 30, 2026	February 26, 2026	$0.210	$2,615
February 27, 2026	February 27, 2026	March 30, 2026	0.210	2,615
March 31, 2026	March 31, 2026	April 29, 2026	0.210	2,616
April 30, 2026	April 30, 2026	May 28, 2026	0.210	2,607
May 29, 2026	May 29, 2026	June 29, 2026	0.210	2,607
June 30, 2026	June 30, 2026	July 30, 2026	0.210	2,608
July 31, 2026	July 31, 2026	August 28, 2026	0.210	2,608
August 31, 2026	August 31, 2026	September 29, 2026	0.210	2,608
September 30, 2026	September 30, 2026	October 29, 2026	0.210	2,609
Total				$23,493
For the nine months ended September 30, 2025
January 31, 2025	January 31, 2025	February 27, 2025	$0.205	$2,548
March 26, 2025	March 26, 2025	March 28, 2025	0.205	2,550
March 31, 2025	March 31, 2025	April 29, 2025	0.205	2,551
April 23, 2025	April 30, 2025	May 29, 2025	0.205	2,551
May 22, 2025	May 30, 2025	June 27, 2025	0.205	2,551
June 25, 2025	June 30, 2025	July 30, 2025	0.205	2,551
July 24, 2025	July 31, 2025	August 28, 2025	0.210	2,613
August 21, 2025	August 29, 2025	September 29, 2025	0.210	2,613
September 22, 2025	September 30, 2025	October 30, 2025	0.210	2,613
Total				$23,141

	Class D
Date Declared	Record Date	Payment Date	Distribution Per Share (1)	Distribution Amount
For the nine months ended September 30, 2026
January 30, 2026	January 30, 2026	February 26, 2026	$0.205	$1
February 27, 2026	February 27, 2026	March 30, 2026	0.205	1
March 31, 2026	March 31, 2026	April 29, 2026	0.205	1
April 30, 2026	April 30, 2026	May 28, 2026	0.205	1
May 29, 2026	May 29, 2026	June 29, 2026	0.205	1
June 30, 2026	June 30, 2026	July 30, 2026	0.205	1
July 31, 2026	July 31, 2026	August 28, 2026	0.205	1
August 31, 2026	August 31, 2026	September 29, 2026	0.205	1
September 30, 2026	September 30, 2026	October 29, 2026	0.205	1
Total				$9
For the nine months ended September 30, 2025
May 22, 2025	May 30, 2025	June 27, 2025	$0.200	$1
June 25, 2025	June 30, 2025	July 30, 2025	0.200	1
July 24, 2025	July 31, 2025	August 28, 2025	0.205	1
August 21, 2025	August 29, 2025	September 29, 2025	0.205	1
September 22, 2025	September 30, 2025	October 30, 2025	0.205	1
Total				$5
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

The following tables present share repurchases completed under the share repurchase program during the nine months ended September 30, 2026 and 2025:

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

Borrowings

MS Credit Facility - On September 22, 2023, MS Credit Facility SPV (as defined in Note 6 - “Borrowings” in the Notes to the Consolidated Financial Statements), a wholly-owned financing subsidiary of the Company, as borrower, the Company, as transferor, and FEPC Fund Servicer, LLC, a wholly-owned subsidiary of the Company, as servicer, entered into the MS Credit Facility, as subsequently amended, which, as of September 30, 2026, allowed us to borrow up to $350.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2026 and December 31, 2025, we had outstanding debt under the MS Credit Facility of $238.1 million and $264.1 million, respectively. As of September 30, 2026 and December 31, 2025, subject to leverage and borrowing base restrictions, we had $111.9 million and $85.9 million, respectively, available for additional borrowings under the MS Credit Facility.

JPM Credit Facility - On April 9, 2025, JPM Credit Facility SPV (as defined in Note 6 - “Borrowings” in the Notes to the Consolidated Financial Statements), a wholly-owned financing subsidiary of the Company, as borrower, entered into the JPM Credit Facility (as defined in Note 6 - “Borrowings” in the Notes to the Consolidated Financial Statements), which, as of September 30, 2026, allowed us to borrow up to $100.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2026 and December 31, 2025, we had outstanding debt under the JPM Credit Facility of $25.5 million and $75.0 million, respectively. As of September 30, 2026 and December 31, 2025, subject to leverage and borrowing base restrictions, we had $74.5 million and $25.0 million, respectively, available for additional borrowings under the JPM Credit Facility.

For additional information on our debt obligations, refer to Note 6—“Borrowings” in the Notes to the Consolidated Financial Statements.

Commitments and Contingencies and Off-Balance Sheet Arrangements

As of September 30, 2026 and December 31, 2025, we had outstanding commitments to fund revolving lines of credit or delayed draw investments with an aggregate principal amount of $55.6 million and $97.9 million, respectively.

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

On August 26, 2026, First Eagle Holdings, Inc., the parent company of the Advisers, announced a definitive agreement under which Victory Capital Holdings, Inc. (NASDAQ: VCTR) (“Victory Capital”) will acquire First Eagle Holdings, Inc. Victory Capital is a diversified global asset management firm headquartered in San Antonio, Texas. The transaction will result in the Advisers becoming indirect wholly-owned subsidiaries of Victory Capital. First Eagle Holdings, Inc. is currently owned by investment vehicles indirectly controlled by Genstar Capital, a private equity firm, and by First Eagle employees. As a result of the transaction, Genstar will become a strategic shareholder of Victory Capital. The transaction is expected to be completed in the first quarter of 2027, subject to customary closing conditions, including obtaining necessary fund and client consents and customary regulatory approvals.

As required under the 1940 Act, closing of the transaction will be deemed an “assignment” of the current investment advisory agreement between the Company and the Adviser, and the current subadvisory agreement between the Company, the Adviser and the Subadviser, which will result in automatic termination of the agreements. On November 10, 2026, the Board approved (i) a new investment advisory agreement between the Company and Victory Capital Management Inc. (“Victory Capital Management”), an affiliate of Victory Capital and (ii) a new subadvisory agreement between the Company, Victory Capital Management and the Subadviser (together, the “New Advisory Agreements”). The New Advisory Agreements will be presented to the shareholders of the Company for approval, and, if so approved by shareholders, will take effect upon closing of the transaction or such later time as shareholder approval is obtained. There is no assurance that the shareholders will approve the New Advisory Agreements.

Following the closing of the transaction, First Eagle Investments will operate on Victory Capital’s platform, while retaining its brand. The Subadviser will remain a part of the alternative credit platform led by Napier Park, which will serve as Victory Capital’s alternative investments platform following the closing of the transaction, and continue to operate autonomously, with no changes to investment philosophies or processes.

On October 1, 2026, the MS Credit Facility SPV, as borrower, entered into the fourth amendment to the loan and servicing agreement (“Fourth Amendment”), amending the MS Credit Facility. The Fourth Amendment, among other things, (i) reduces the applicable margin on outstanding advances to 2.25% per annum during the revolving period and to 2.75% per annum during the amortization period, (ii) extends the revolving period to October 1, 2027 and the stated maturity to October 1, 2029, (iii) reduces the advance rate for recurring revenue loans from 60.0% to 50.0%, (iv) reduces the unused fee rate from 0.60% to 0.50% per annum, and (v) resets as of the Third Amendment date the time period the prepayment premium is due in connection with reducing or terminating commitments under the MS Credit Facility.

On October 22, 2026, the Company’s Board declared a distribution of $0.190 per Class I share and $0.185 per Class D share, which are payable on November 27, 2026 to shareholders of record as of October 30, 2026.

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

Assuming that the Consolidated Statement of Assets and Liabilities as of September 30, 2026 was to remain constant and that we took no actions to alter our existing interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollar amounts in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$17,481	$(7,908)	$9,573
Up 200 basis points	12,127	(5,272)	6,855
Up 100 basis points	6,773	(2,636)	4,137
Down 100 basis points	(3,922)	2,636	(1,286)
Down 200 basis points	(9,178)	5,272	(3,906)
Down 300 basis points	(14,298)	7,908	(6,390)

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

(b) Management's Report on Internal Control Over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2026. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2026, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of September 30, 2026 was effective.

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

The following table presents share repurchases completed under the share repurchase program during the nine months ended September 30, 2026:

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(c) of Regulation S-K.

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

First Eagle Private Credit Fund

Date: November 12, 2026	By:	/s/ David O’Connor
David O’Connor
Chief Executive Officer

Date: November 12, 2026	By:	/s/ Jennifer M. Wilson
Jennifer M. Wilson
Chief Financial Officer and Treasurer